Form 10-Q
period 2004-06-30
XENOGEN CORP
filed 2004-08-16
CIK 1116449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-32239

XENOGEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0412269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

860 Atlantic Avenue

Alameda, CA 94501

(Address of principal executive offices, including zip code)

(510) 291-6100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 6, 2004
Common Stock, $0.001 par value	14,769,347

XENOGEN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

XENOGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

(unaudited)

	December 31, 2003	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$12,519	$2,525
Short-term investments	1,027	2,843
Accounts receivable—net of allowance for doubtful accounts	5,460	6,250
Inventory	2,109	2,450
Prepaid expenses and other current assets	1,170	1,239

Total Current assets:	22,285	15,307

Property and equipment—net	4,966	3,903
Purchased intangible assets—net	1,135	833
Restricted investments	2,183	1,159
Other noncurrent assets	990	1,755

Total assets	$31,559	$22,957

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,088	$3,826
Accrued compensation	1,529	1,050
Deferred revenue	9,918	7,789
Accrued restructuring charges	267	270
Loans payable—current portion	1,154	1,215
Capital lease obligations—current portion	57	42
Other accrued liabilities	958	825

Total current liabilities	15,971	15,017

Noncurrent liabilities:
Loans payable	5,163	5,515
Capital lease obligations	19	5
Deferred rent	685	660
Accrued restructuring charges	1,531	1,395

Total noncurrent liabilities	7,398	7,575

Commitments and contingencies (Note 3)
Stockholders’ equity (deficit):
Convertible preferred stock, $0.007 par value; 10,428,571 shares authorized at December 31, 2003 and June 30, 2004; 9,418,766 shares issued and outstanding at December 31, 2003 and June 30, 2004; liquidation preference of $102,853 at December 31, 2003 and June 30, 2004	66	66
Common stock, $0.007 par value; 15,714,285 shares authorized at December 31, 2003 and June 30, 2004; 1,016,480 and 1,068,886 issued and outstanding at December 31, 2003 and June 30, 2004, respectively	7	7
Additional paid-in capital	159,600	161,696
Notes receivable from stockholders	(111)	—
Deferred stock-based compensation	(5,436)	(4,028)
Accumulated other comprehensive income (loss)	1	(28)
Accumulated deficit	(145,937)	(157,348)

Total stockholders’ equity	8,190	365

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$31,559	$22,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenue:
Product	$1,699	$3,720	$2,756	$7,202
Contract	1,896	2,390	3,440	4,580
License	1,283	1,341	2,471	2,709

Total revenue	4,878	7,451	8,667	14,491

Cost of revenue:
Product (a)	1,082	2,689	1,594	4,667
Contract (a)	1,748	2,220	3,663	4,563
License (a)	177	217	319	415

Total cost of revenue	3,007	5,126	5,576	9,645

Gross margin	1,871	2,325	3,091	4,846

Operating expenses:
Research and development (a)	2,500	3,190	5,344	6,735
Selling, general and administrative (a)	2,157	3,425	4,802	7,871
Depreciation and amortization expenses	985	775	2,035	1,673
Restructuring charges	—	—	669	—

Total operating expenses	5,642	7,390	12,850	16,279
Loss from operations	(3,771)	(5,065)	(9,759)	(11,433)

Other income—net	—	34	15	254
Interest income	17	15	47	56
Interest expense	(227)	(150)	(431)	(288)

Net loss	(3,981)	(5,166)	(10,128)	(11,411)

Preferred stock dividends	(815)	—	(1,630)	—

Accretion of redeemable convertible preferred stock	(86)	—	(172)	—

Net loss attributable to common stockholders	$(4,882)	$(5,166)	$(11,930)	$(11,411)

Weighted average number of common shares outstanding	771,320	968,244	659,929	960,810

Loss per share data (basic and diluted):
Net loss attributable to common stockholders	$(6.33)	$(5.34)	$(18.08)	$(11.88)

(a) Includes charges for stock-based compensation as follows:
Cost of revenue:
Product	$(14)	$149	$(13)	$296
Contract	(20)	94	(17)	226
License	(3)	12	(3)	26

Total cost of revenue	$(37)	$255	$(33)	$548

Research and development	$(80)	$547	$(69)	$1,177

Selling, general and administrative	$(45)	$444	$(39)	$1,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net loss	$(10,128)	$(11,411)
Reconciliation of net loss to net cash used in operating activities:
Noncash stock-based compensation expense	(141)	3,481
Depreciation and amortization	2,035	1,673
Loan forgiveness	—	153
Loss on disposal of fixed assets	—	(219)
Noncash interest income	—	63
Changes in operating assets and liabilities:
Accounts receivable	(73)	(790)
Prepaid expenses and other assets	(470)	(131)
Inventory	160	(341)
Other noncurrent assets	26	(746)
Accounts payable	529	1,738
Accrued compensation and other liabilities	(371)	(612)
Deferred revenue	(230)	(2,129)
Accrued restructuring charges	(197)	(133)
Deferred rent	23	(25)

Net cash used in operating activities	(8,837)	(9,429)

Cash flows from investing activities:
Purchase of property and equipment	(516)	(353)
Proceeds from sale of property and equipment	—	262
Purchase of investments	—	(5,340)
Proceeds from maturities and sales of investments	1,497	4,460

Net cash provided by (used in) investing activities	981	(971)

Cash flows from financing activities:
Proceeds from issuance of common stock	1	22
Repurchase of common stock	(8)	—
Proceeds from issuance of convertible preferred stock	15,277	—
Draw down from loans	176	2,000
Repayment of loans	(1,568)	(1,587)
Capital lease payments	(25)	(29)

Net cash provided by financing activities	13,853	406

Net increase (decrease) in cash and cash equivalents	5,997	(9,994)
Cash and cash equivalents, beginning of year	5,221	12,519

Cash and cash equivalents, end of year	$11,218	$2,525

Supplemental disclosure of cash flow information—cash paid for interest	$365	$287
Supplemental disclosures of noncash investing and financing activities:
Stock dividends to redeemable convertible preferred stockholders	$1,630	$—
Accretion of redeemable convertible preferred stock	$172	$—
Exchange of shares to Series AA preferred stock and common stock	$118,545	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of June 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our Registration Statement on Form S-1 and final prospectus dated July 16, 2004. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire 2004 fiscal year which ends on December 31, 2004, or any other future period.

In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by GAAP. We believe that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Xenogen Biosciences Corporation (DNX). All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents—The Company considers all short-term, highly liquid investments with original maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements— In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. On March 31, 2004, the FASB issued exposure draft, “Share-Based Payment, an amendment of FASB Statement No 123 and 95.” This proposed statement would require that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. If issued in final form as proposed by the FASB, our adoption of this proposed statement would have a material, although non-cash, impact on our consolidated statements of operations.

In April 2004, the FASB issued FAS No 129-1, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities, to provide disclosure guidance for contingently convertible securities. The Company adopted the disclosure provisions in the second quarter of 2004 as they applied to its convertible notes.

In the most recent Emerging Issues Task Force (“EITF”) meeting Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share, was discussed. The tentative conclusion was that shares available under contingently convertible debt should be included in diluted earnings per share, or EPS, in all periods, except when inclusion is anti-dilutive, regardless of whether the contingency is met and regardless of whether the market price contingency is substantial. Management expects that the adoption of this Issue will not have an effect on the Company’s operating results or financial condition.

In March 2004, the EITF reached a final consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. Management expects that the adoption of this Issue will not have an effect on the Company’s operating results or financial condition.

3. Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SFAS No. 123 requires that stock option information be disclosed as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the black-scholes option pricing model, and was amortized using the graded vesting method over the options vesting period, with the following weighted average assumptions:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Dividend yield	—	—	—	—
Risk free interest rate	2.4%	3.5%	3.1%	3.1%
Weighted average expected life (in years)	5	5	5	5

The following table summarizes relevant information as to reported results, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net loss attributable to common stockholders:	$(4,882)	$(5,166)	$(11,930)	$(11,411)
Add employee stock-based compensation	(162)	1,246	(141)	3,481
Add (deduct) stock-based compensation determined under the fair value based method for all awards, net of cancellations	1,815	(1,027)	1,701	(2,218)

Pro forma net loss	$(3,229)	$(4,947)	$(10,370)	$(10,148)

Basic and diluted net loss attributable to common stockholders loss per share:
As reported	$(6.33)	$(5.34)	$(18.08)	$(11.88)
Pro forma	$(4.19)	$(5.11)	$(15.71)	$(10.56)

4. Restructuring Charges

In 2002, the Company implemented a restructuring program (the “Restructuring Plan”) to bring the Company’s expenses more in line with revised revenue and cash flow projections. This plan required the closure of the St. Louis facility, consolidation of the animal production in Cranbury, New Jersey, and elimination of personnel. Through the completion of the Restructuring Plan in December 2002, the Company recorded $2.1 million of remaining lease obligation as restructuring charges in accordance with Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and Staff Accounting Bulletin 100, Restructuring and Impairment Charges.

The following table depicts the restructuring and impairment activity for the six months ended June 30, 2004 (in thousands):

Vacated Facilities
Balance at December 31, 2003	$1,798
Noncash write-offs	(133)

Balance at June 30, 2004	$1,665

The Company expects to pay the accrued lease obligations over the remaining term of the lease, which terminates in 2010.

5. Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost, or market. Cost is based on the first in, first out method. Inventories consisted of the following (in thousands) at the periods indicated below:

	December 31, 2003	June 30, 2004
Finished Goods	$2,044	$2,450
Raw Material	65	—

Total	$2,109	$2,450

6. Product Warranty

The Company provides a one year limited warranty accompanying the purchase of its IVIS Imaging Systems. The Company accrues a charge for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon the Company’s historical experience and is included in other current liabilities. The amounts charged and accrued against the warranty reserve are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Balance, beginning of the period	$34	$167	$93	$131
Current period accrual	39	85	64	167
Warranty expenditures charged to accrual	(7)	(59)	(91)	(105)

Balance, end of the period	$66	$193	$66	$193

7. Loans Payable

Under the terms of the secured loan with Silicon Valley Bank, the Company is required to maintain at all times a certain minimum financial ratio, calculated by the sum of unrestricted cash and investments with the bank plus eligible accounts receivable, divided by the outstanding loan amount. Total available borrowing under this credit facility is $7.0 million, and is secured by the Company’s assets excluding encumbered fixed assets and intellectual property. As of June 30, 2004, the Company had drawn down $4.0 million on its $7.0 million credit facility.

8. Commitments and Contingencies

Purchase Commitments—The Company had various purchase order commitments totaling approximately $3.5 million as of June 30, 2004.

Legal Proceedings—The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against the Company and other third parties. The complaint contains five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties, including one of the Company’s consultants and customers, regarding plaintiff’s products. In its lawsuit, AntiCancer seeks unspecified general and exemplary monetary damages arising from alleged contracts with third parties that it failed to enter into as a result of such alleged false statements, as well as their costs and expenses in connection with the lawsuit. Trial is scheduled to commence on January 7, 2005. The Company’s management believes AntiCancer’s claims against the Company are without merit, and intends to vigorously defend the Company in this matter. While the outcome of this litigation is currently not determinable, the Company’s management does not expect that resolution of this matter will materially impact the business, results of operations or financial condition of the Company.

9. Stockholders’ Equity

Reverse Stock Split

In April 2004, the Board of Directors approved a 1 for 7 reverse stock split for all common and preferred shares. Such stock split was effective on July 7, 2004, following stockholder approval. All shares, per share data and liquidation preferences per share in the accompanying consolidated financial statements have been restated to reflect the reverse stock split.

1996 Stock Option Plan

On December 1, 2003, the Company issued options covering 281,332 shares of its common stock pursuant to an option exchange program, initiated in May 2003. Pursuant to the terms of the option exchange program, eligible optionees were offered the opportunity to exchange outstanding options to purchase the Company’s common stock with an exercise price of $0.70 or more for options to purchase the Company common stock that would be issued at least six months and one day following the cancellation date of the exchanged options with an exercise price equal to the fair market value of such common stock on the date of grant, subject to the optionee continuing to provide services to the Company through the grant date of the new options. The vesting provisions of the original options carried over to the newly issued options. The Company has evaluated this transaction in the context of guidance in EITF 00-23, Issues Related to the Accounting For Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, and has concluded that the reissued options require variable accounting treatment because they were granted with an exercise price less than the fair market value of the underlying common stock at the date of grant.

In connection with the stock options granted to employees during the year ended December 31, 2003, the Company recorded deferred compensation of $6.3 million, which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options, generally four years, in accordance with the method described in FASB Interpretation APB Opinion No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB No. 15 and 25). The Company recorded stock-based compensation expense of $1.8 million for the year ended December 31, 2003, $1.2 million and $3.5 million for the three and six month periods ended June 30, 2004.

Note Receivable from Stockholders

During 1998, the Company issued 88,642 shares of common stock to officers in exchange for full recourse notes receivable of approximately $0.1 million, at an interest rate of 6% per annum. The notes were initially due at the earlier of December 31, 2002 or cessation of employment, and amended to become due at December 31, 2004 or cessation of the employment. The shares became fully vested at December 31, 2003.

On March 5, 2004, a committee of the Company’s board of directors agreed to forgive outstanding notes receivable including accrued interest, contingent upon the filing of a registration statement on Form S-1 with the Securities and Exchange Commission in connection with the Company’s initial public offering before November 1, 2004. As the initial S-1 filing occurred on April 2, 2004, the notes were forgiven and triggered variable accounting. Accordingly, there was a deferred compensation charge at March 5, 2004 of $0.6 million and for the three and six month periods ending June 30, 2004 of $0.8 million, which were recorded as part of general and administrative expense and cost of sales.

10. Loss Per Share

Basic net loss attributable to common stockholders per share and net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Convertible preferred stock outstanding of 7,687,998 and 9,418,766 shares at June 30, 2003 and 2004, warrants to purchase preferred stock and common stock of 395,483 at June 30, 2003 and 2004, options to purchase common stock of 63,730 and 1,031,356 shares at June 30, 2003 and 2004 and restricted common stock of 91,429 shares at June 30, 2004 were not included in the computations of diluted net loss attributable to common stockholders per share for June 30, 2003 and 2004, respectively, and net loss attributable to common stockholders per share for June 30, 2003 and 2004 as there inclusion would be antidilutive.

Basic and diluted net loss attributable to common stockholders per share and net loss attributable to common stockholders per share were calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net loss attributable to common stockholders	$(4,882)	$(5,166)	$(11,930)	$(11,411)
Weighted average number of common shares - basic and diluted	771,320	968,244	659,929	960,810
Basic and diluted net loss attributable to common stockholder per share	$(6.33)	$(5.34)	$(18.08)	$(11.88)

11. Subsequent Events

The Company’s Registration Statement (SEC File No. 333-114152) for its initial public offering was declared effective by the Securities and Exchange Commission on July 15, 2004. The Company’s common stock commenced trading on the Nasdaq National Market on July 16, 2004 under the trading symbol “XGEN.” The Company sold 4,200,000 shares of common stock in the offering at a price of $7.00 per share, for aggregate gross proceeds of $29.4 million. In connection with this offering the Company paid underwriters’ commissions of approximately $2.1 million and incurred offering expenses of approximately $2.2 million. After deducting the underwriters’ commissions and the offering expenses, the Company received net proceeds of approximately $25.1 million from the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors That May Affect Results,” that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in other documents we file from time to time with the Securities and Exchange Commission.

Overview

We sell an integrated system of instruments and equipment, software and reagents to academic and biopharmaceutical researchers that we believe improves the productivity and efficiency of the drug discovery and development process. Our proprietary biophotonic IVIS Imaging Systems, living animal models and research services collectively expedite in vivo data collection and analysis, a critical bottleneck in drug discovery and development. We genetically engineer cells and animals to emit light and thereby display visually a chosen tumor, disease, pathogen, organ or biochemical reaction. Our products are also used to validate predictive animal models, primarily rats and mice, for preclinical drug discovery and development. We believe our products enable our pharmaceutical and biotechnology customers to generate higher-quality safety and efficacy data for drug candidates, to increase the speed of preclinical development and to reduce the development risk of product candidates that enter clinical development. The sources of our revenue are:

•	one-time fees: IVIS instrument, accessories and software sales;

•	recurring revenue: multi-year licensing fees for our biophotonic imaging technologies, and recurring revenue from the sale of light-producing transgenic animals, cell lines and reagents; and

•	long-term service contracts: custom animal production, animal phenotyping and IVIS service contracts.

In addition to our IVIS Imaging Systems and animal models, we also provide a wide range of services relating to the production of transgenic animals (in which foreign genes are incorporated) and knockout animals (in which specific genes are disabled). We also provide custom animal production and phenotyping services to our customers for the purpose of target validation and compound screening. The margins for our products and services vary. Our margins on one-time fees related to sales of our IVIS instruments and accessories averaged over 40% over the last three years, and our margins for our revenue generated from licensing fees and Bioware sales averaged over 85% during the same period. We anticipate over time that margins for our instruments and accessories will improve as we expand our manufacturing capacity. Margins for our custom animal production and phenotyping services vary significantly based on the type of service provided, and we currently have a negative gross margin on contract revenue due to underutilization of our production facilities. We sell our products and services directly to our customers and through independent distributors who sell our IVIS Imaging Systems outside the U.S.

We were founded in 1995 and commenced sales of our IVIS Imaging Systems and Bioware in early 2000. In early 2001, we commenced sales of our proprietary light-producing transgenic animals, or LPTA animal models. In November 2000, we completed our acquisition of Chrysalis DNX Transgenic Sciences Corporation, or DNX, renamed Xenogen Biosciences Corporation, now our wholly owned subsidiary.

Since inception, we have been unprofitable. We incurred net losses of approximately $34.7 million in 2001, $62.6 million in 2002, $20.5 million in 2003 and $14.5 million in the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of $157.3 million. As a company in the early stage of commercialization, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue recognition. We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, or SAB 104. Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured.

We grant time-based technology licenses to our commercial customers. We recognize revenues from the fees, net of any customer discounts, attributable to these time-based technology licenses as earned on a straight-line basis over the term of the license. We grant perpetual technology licenses to academic not-for-profit customers in connection with the sale of our IVIS Imaging System. The IVIS Imaging System and related perpetual technology licenses are sold as a combined unit and revenue is recognized upon installation of the combined unit.

Revenue relating to our IVIS systems is recognized upon installation of the system, as the functionality of the system is contingent upon installation due to the complex nature of the system. Post customer support is deferred and amortized over a straight-line basis over the customer support period.

Revenue relating to research and development agreements is recognized as the defined services are performed. We are required to perform research and development activities as specified in each respective agreement. The payments received under these agreements are nonrefundable.

Because services are performed ratably over the period, contract revenue attributable to fixed price contracts is recognized on a straight-line basis over the term of the contract provided that the payments are nonrefundable and are based on an agreed upon schedule. Certain agreements may define specific milestones and the payments associated with each milestone. Such payments are recognized as revenue upon achievement of the milestone events, after which we have no future performance obligations to this payment. Any payments received in advance of the completion of the milestone are recorded as deferred revenue.

Sales to distributors are recognized upon sale of the products by the distributor to the end user. Our arrangements with end customers do not allow for product returns.

Accounts receivable allowances. Because our sales to date have been to Large Pharma and academic and research institutions, we have experienced very few issues surrounding payment for products and services. Consequently, we maintain limited allowances for doubtful accounts. We have not experienced significant credit loss from our accounts receivable, licenses, grants and collaboration agreements, and none are currently expected. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers.

Stock-based compensation. We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting

Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As a private company, estimating the fair value of our common stock was difficult, due to infrequent sales of equity securities to third parties. Such estimates significantly impacted stock-based compensation and beneficial conversion features and were based on management judgments. In calculating such fair value, there were certain assumptions that we used, as disclosed in note 3 of our condensed consolidated financial statements, consisting of dividend yield, risk-free interest rate and weighted average expected life of the option.

Results of Operations

Quarters Ended June 30, 2003 and 2004

Revenue. We include in license revenue our multi-year licensing fees relating to biophotonic imaging, license fees related to pronuclear microinjection and knockout mouse production, as well as revenue generated from animal models, and cell line access rights. Product revenue includes sales of our IVIS Imaging Systems accessories and software, as well as reagent sales. Contract and other revenue include long-term service contracts and contract research and collaborative agreements, which include our custom research and phenotyping services. To date, the majority of our revenue has been derived from sales of our IVIS Imaging Systems, license fees associated with biophotonic imaging and from contract research and collaborative agreements.

Total revenue in the second quarter of 2004 was $7.5 million as compared to $4.9 million in the second quarter of 2003, an increase of $2.6 million or 53 percent. The increase resulted primarily from an increase in sales of our IVIS Imaging Systems and from higher contract revenues. Product revenue in the second quarter of 2004 was $3.7 million compared to $1.7 million in the same period in 2003, an increase of $2.0 million. This result is due to growth in system placements of the IVIS-50 series and IVIS-100 series systems, and the introduction of our IVIS-200 series in late 2003. In addition, seasonality has tended to produce more product revenues in the second and fourth quarters of the year as compared to the first and third quarters of the year. Contract research revenue increased to $2.4 million in the second quarter of 2004 as compared to $1.9 million in the same quarter in 2003, an increase of 26 percent year over year due to revenue derived from both the renewal of existing contracts and the addition of new contracts. License revenues in the second quarter of 2004 were $1.3 million, approximately the same as in the second quarter of 2003. Total license revenues did not increase proportionally with product revenues due to a shift in customer mix, to include more academic IVIS system buyers which pay no associated license fees, and reduced licensing rates with certain commercial accounts. Given our limited systems sales experience, we believe that direct quarter-to-quarter comparisons will show fluctuations, due to the timing, mix and pattern of customer orders and placements. We expect, however, the overall trend to be upward in nature as the end-user installed base of IVIS Imaging Systems increases, the catalog of reagents provided by Xenogen grows and reagent usage per instrument increases.

Cost of revenue. Cost of revenue consists of material, labor, facility, shipping and overhead costs associated with the manufacture of our IVIS Imaging Systems and accessories. Other cost of revenue includes material, labor and associated overhead for our custom research and phenotyping services based in Cranbury, New Jersey, as well as royalties payable to our licensors.

Total cost of revenue in the second quarter of 2004 was $5.1 million as compared to $3.0 million in the second quarter of 2003, an increase of $2.1 million or 70 percent. Our cost of product revenue in the second quarter of 2004 was $2.7 million compared to $1.1 million in the same period in 2003 due to increased unit sales. Our cost of contract revenue in the second quarter of 2004 was $2.2 million compared to $1.7 million in the same period in 2003 resulting from increased headcount to support newly executed contracts and renewals of existing contracts. Included in cost of revenue for the second quarter of 2004 is approximately $0.3 million of deferred stock compensation associated with the issuance of stock options, compared to negative $37,000 in the second quarter of 2003. We anticipate that future costs of revenue will increase in absolute dollars, but will decline as a percentage of revenue given anticipated economies of scale.

Gross Margins. Gross profit for the second quarter of 2004 was $2.3 million, as compared to $1.9 million for the second quarter in the prior year. Gross margin for the second quarter of 2004 was approximately 31 percent as compared to 38 percent for the second quarter of 2003.

Product gross margin for the second quarter of 2004 was 28 percent, as compared to 36 percent in the second quarter of 2003. The decrease in product gross margin percent was due in part to a change in product sale mix. In the second quarter of 2004, IVIS-200 series systems were sold whereas they were not available in 2003. The IVIS-200 series system currently has lower average gross margin than our earlier imaging systems due to low cumulative manufacturing experience and volume. The product revenue gross margin was also lower in the second quarter of 2004 as compared to the second quarter of 2003 due to a larger proportion of sales to academic centers which often receive price discounts. Product gross margin in the second quarter of 2004 included $0.1 million in compensation expense, whereas the second quarter of 2003 included a negative $14,000 in compensation expense.

Contract revenue gross margin for the second quarter of 2004 was 7 percent, as compared to 8 percent in the second quarter of 2003. The contract research business has a relatively high fixed cost associated with our East Coast operations which provide services for the production and/or characterization of transgenic animal models. Our goal is to attract additional contract research customers which will spread overhead costs over more programs resulting in planned improvement of contract research gross margin. Contract gross margin in the second quarter of 2004 included $0.1 million in compensation expense, whereas the second quarter of 2003 included a negative $20,000 in compensation expense.

License revenue gross margin for the second quarter of 2004 was 84 percent, as compared to 86 percent in the second quarter of 2003. License revenue gross margin in the second quarter of 2004 included $11,000 in compensation expense, whereas the second quarter of 2003 included a negative $3,000 in compensation expense.

Research and development. Research and development expense consists primarily of compensation for our scientific personnel, material, facilities and costs of services for consultants and contractors.

Research and development expense in the second quarter of 2004 was $3.2 million as compared to $2.5 million in the second quarter of 2003, an increase of $0.7 million or 28 percent, due to increased headcount to support the development of our new imaging systems, our LPTA animal models and reagents. Included in research and development expense for the second quarter of 2004 is approximately $0.5 million of deferred stock compensation associated with the issuance of stock options, compared to negative $80,000 in the second quarter of 2003. We expect our research and development costs to increase in absolute dollars as we continue to invest in product development and expand our portfolio of technologies and reagents.

Selling, general and administrative. Selling, general and administrative expense consists primarily of compensation for sales, marketing and administrative personnel, as well as legal, accounting, facilities, sales commissions and other marketing activities.

Selling, general and administrative expense in the second quarter of 2004 was $3.4 million as compared to $2.2 million in the second quarter of 2003, an increase of $1.2 million or 55 percent. This increase primarily reflected an increase in the headcount of our sales and marketing organization and associated selling costs. Included in selling, general and administrative expense for the second quarter of 2004 is approximately $0.4 million of deferred stock compensation associated with the issuance of stock options, compared to negative $45,000 in the second quarter of 2003. The deferred stock compensation expense in the second quarter of 2004 included a charge associated with the forgiveness of loans from two officers. We expect that selling, general and administrative expense will increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales and marketing efforts, pay additional sales commissions and incur increased costs associated with operating as a public company.

Interest expense, net. Interest expense in the second quarter of 2004 was $0.2 million as compared to $0.2 million in the second quarter of 2003.

Six Months Ended June 30, 2003 and 2004

Revenue. Total revenue in the first six months of 2004 was $14.5 million as compared to $8.7 million in the first six months of 2003, an increase of $5.8 million or 67 percent. This increase resulted primarily from an increase in sales of our IVIS Imaging Systems and from higher contract revenues. Product revenue in the first six months of 2004 was $7.2 million as compared to $2.8 million in the first six months of 2003 due to growth in system placements of the IVIS-50 series and IVIS-100 series systems, and the introduction of our IVIS-200 series model in late 2003. In addition, seasonality has tended to produce more product revenues in the second and fourth quarters of the year as compared to the first and third quarters of the year. The associated licensing revenue in the first six months of 2004 was $2.7 million as compared to $2.5 million in the first six months of 2003. Contract revenues in the first six months of 2004 was $4.6 million as compared to $3.4 million in the first six months of 2003 due to revenue derived from both the renewal of existing contracts and the addition of new contracts. Given our limited systems sales experience, we believe that direct period-to-period comparisons will show fluctuations, due to the timing, mix and pattern of customer orders and placements. We expect, however, the overall trend to be upward in nature as the end-user installed base of IVIS Imaging Systems increases, our catalog of reagents grows and reagent usage per instrument increases.

Cost of revenue. Total cost of revenue in the first six months of 2004 was $9.6 million as compared to $5.6 million in the first six months of 2003, an increase of $4.0 million or 71 percent. Our cost of product revenue in the first six months of 2004 was $4.7 million as compared to $1.6 million in the first six months of 2003 due to increased unit sales. Our cost of contract revenue in the first six months of 2004 was $4.6 million as compared to $3.7 million in the first six months of 2003 resulting from increased headcount to support newly executed contracts and renewals of existing contracts. We expensed approximately $0.5 million of deferred stock compensation associated with the issuance of stock options in first six months of 2004, compared to negative $33,000 in first six months of 2003. We anticipate that future costs of revenue will increase in absolute dollars, but will decline as a percentage of revenue given anticipated economies of scale.

Gross Margins. Gross profit for the first six months of 2004 was $4.9 million, as compared to $3.1 million for the first six months of 2003. Gross margin for the first six months of 2004 was approximately 33 percent, as compared to 36 percent for the first six months of 2003.

Product gross margin for the first six months of 2004 was 35 percent, as compared to 42 percent in the first six months of 2003. The decrease in product gross margin percent was due in part to a change in customers and product sale mix. Product gross margin in the second quarter 2004 included $0.3 million in compensation expense, whereas the second quarter 2003 included a negative $13,000 in compensation expense.

Contract revenue gross margin for the first six months of 2004 was 0 percent, as compared to negative 6 percent in the first six months of 2003. The contract research business has a relatively high fixed cost associated with our East Coast operations which provide services for the production and/or characterization of transgenic animal models. The negative gross margin in the first six months of 2003 resulted from underutilization of contract services capacity. Our goal is to attract additional contract research customers which will spread overhead costs over more programs resulting in planned improvement of contract research gross margin. Contract gross margin in the first six months of 2004 included $0.2 million in compensation expense, whereas the first six months of 2003 included a negative $17,000 in compensation expense.

License revenue gross margin for the first six months of 2004 was 85 percent, as compared to 87 percent in the first six months of 2003. License revenue gross margin in the first six months of 2004 included $26,000 in compensation expense, whereas the first six months of 2003 included a negative $3,000 in compensation expense.

Research and development. Research and development expense in the first six months of 2004 was $6.7 million as compared to $5.3 million in the first six months of 2003, an increase of $1.4 million or 26 percent due to increased headcount to support the development of our new imaging systems, our LPTA animal models and reagents. We expensed approximately $1.2 million of deferred stock compensation associated with the issuance of stock options in first six months of 2004, compared to negative $69,000 in first six months of 2003. We expect our research and development costs to increase in absolute dollars as we continue to invest in product development and expand our portfolio of technologies and reagents.

Selling, general and administrative. Selling, general and administrative expense in the first six months of 2004 was $7.9 million as compared to $4.8 million in the first six months of 2003, an increase of $3.1 million or 65 percent. This increase primarily reflected an increase in the headcount dedicated to sales and marketing and associated selling costs. We expensed approximately $1.8 million of deferred stock compensation associated with the issuance of stock options in first six months of 2004, compared to negative $39,000 in first six months of 2003. The deferred stock compensation expense in the first six months of 2004 included a charge associated with the forgiveness of loans to two officers. We expect that selling, general and administrative expense will increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales and marketing efforts, pay additional sales commissions and incur increased costs associated with operating as a public company.

Deferred Stock-Based Compensation

We account for options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense is consequently recorded on stock option grants based on the fair value of the options granted, which is estimated on the date of grant using an option-pricing model and it is recognized on an straight line basis over the vesting period, generally four years from the date of grant. Deferred stock-based compensation expense recorded was $1.2 million and $3.5 million for the three and six month periods ending June 30, 2004 and negative $0.2 million and negative $0.1 million for the three and six month periods ending June 30, 2003. The remaining deferred compensation balance of approximately $4 million at June 30, 2004 will be amortized through 2007. We expect to record amortization expense for employee deferred stock-based compensation as follows:

For the Year	Amount
2004	$1.7 million
2005	$1.5 million
2006	$0.6 million
2007	$0.2 million

On December 1, 2003, we issued options covering 281,332 shares of our common stock pursuant to an option exchange program, initiated in May 2003. Pursuant to the terms of the option exchange program, eligible optionees were offered the opportunity to exchange outstanding options to purchase common stock with an exercise price of $0.70 or more for options to purchase common stock that would be issued at least six months and one day following the cancellation date of the exchanged options with an exercise price equal to the fair market value of such common stock on the date of grant, subject to the optionee continuing to provide services through the grant date of the new options. The vesting provisions of the original options would carry over to the newly issued options. We have evaluated this transaction in the context of guidance in EITF 00-23, Issues Related To The Accounting For Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, and have concluded that the reissued options require variable accounting treatment. The effect of this accounting resulted in a compensation expense of $1.2 million and $3.5 million for the three and six month periods ending June 30, 2004 and negative $0.2 million and negative $0.1 million for the three and six month periods ending June 30, 2003.

In connection with the stock options granted to employees during the year ended December 31, 2003, we recorded deferred compensation of $6.3 million, which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options, generally four years, in accordance with the method described for awards with graded-vesting in FASB Interpretation APB Opinion No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (an Interpretation of APB Nos. 15 and 25). We recorded stock-based compensation expense of $1.2 million and $3.5 million for the three and six month periods ending June 30, 2004 and negative $0.2 million and negative $0.1 million for the three and six month periods ending June 30, 2003.

Liquidity and Capital Resources

As of June 30, 2004, we had cash, cash equivalents and investment balances of $6.5 million. On July 16, 2004, we completed our initial public offering, which resulted in net proceeds to us of approximately $25.1 million. Since our inception, we have incurred significant losses, and as of June 30, 2004 we had an accumulated deficit of $157.3 million. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development and selling, general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

Prior to our initial public offering, we financed our operations through the proceeds from the sale of approximately $97.0 million of preferred stock, $69.3 million of revenue, and, to a lesser extent, through equipment lease lines and bank lines of credit. As of June 30, 2004, we had outstanding balances under loan and lease agreements of $6.7 million, consisting of $4.0 million under one loan agreement and $2.7 million for an equipment financing line of credit. In March 2004, we entered into an amendment to a 2003 loan and security agreement we have with our primary lender, increasing our borrowing capacity from $3.0 million to $7.0 million. This credit facility is secured by all our assets, excluding our intellectual property and encumbered property, and matures in September 2006.

Operating activities. Net cash used in operating activities was $9.4 million in the first six months of 2004 as compared to $8.8 million in the first six months of 2003. The primary use of cash was to fund our net loss, adjusted for non cash expenses and changes in operating assets and liabilities. During the first six months of 2004, net cash used by operating activities resulted primarily from net loss adjusted for non cash expenses of depreciation, amortization and stock-based compensation, decrease in deferred revenues and increase in accounts payable. The decrease in deferred revenue is due to revenue recognized from customer contracts during the first six months of 2004. The increase in accounts payable is due to accumulation of IPO related expenses which were paid subsequent to June 30, 2004. During 2003, net cash used by operating activities resulted primarily from net loss adjusted for non cash expenses of depreciation, amortization and stock-based compensation.

Investing activities. Net cash used by investing activities was $1.0 million in the first six months of 2004 as compared to net cash provided of $1.0 million in the first six months of 2003. These activities primarily consisted of sales and maturities of short-term investments, offset in by purchases of short-term investments and purchases of property and equipment.

Financing activities. In the first six months of 2004, net cash provided by financing activities amounted to $0.4 million due to draw down of additional loans offset by repayment of loans. In the first six months of 2003, net cash provided by financing activities amounted to $13.9 million from the issuance of Series AA preferred stock in 2003.

We believe that our current cash and cash equivalents, including the net proceeds from our initial public offering, short-term investments, cash expected to be generated from operations and our ability to draw down on our secured revolving line of credit, will be sufficient to meet our currently planned operating requirements for at least the next 18 months. Therefore, we believe that our resources are sufficient to meet our short-term liquidity requirements. However, we may choose to modify our planned operations, due to market conditions, competitive or other factors which could substantially increase our expenses or impact our revenues, in which case our liquidity would be negatively impacted. Our liquidity would also be negatively impacted by a decrease in demand for our products and services, as well as our inability to collect accounts receivable relating to our backlog or the termination or non-renewal of agreements relating to our backlog. We have no material capital expenditures or other demands or contingencies expected to be incurred beyond the next 12 months, other than our $7.0 million credit facility which we expect to be paid from cash flows from operations. As of June 30, 2004, we have drawn $4.0 million of this $7.0 million credit facility.

If existing cash, short-term securities and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

Factors That May Effect Results

We have a history of losses and an accumulated deficit of $157.3 million as of June 30, 2004, and we may never achieve profitability.

We have incurred significant net losses every year since our inception, including net losses of $11.4 million in the six months ending June 30, 3004, $20.5 million in 2003, $62.6 million in 2002 and $34.7 million in 2001. As of June 30, 2004, we had an accumulated deficit of $157.3 million. To achieve profitability, we will need to generate and sustain substantially higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

If our products and services do not become widely used by pharmaceutical, biotechnology, biomedical and chemical researchers, it is unlikely that we will ever become profitable.

Pharmaceutical, biotechnology, biomedical and chemical researchers have historically conducted in vivo biological assessment using a variety of technologies, including a variety of animal models. Compared to these technologies, our technology is relatively new, and the number of companies using our technology is limited. The commercial success of our products will depend upon the widespread adoption of our technology as a preferred method to perform in vivo biological assessment. In order to be successful, our products must meet the technical and cost requirements for in vivo biological assessment within the life sciences industry. Widespread market acceptance will depend on many factors, including:

•	the willingness and ability of customers to adopt new technologies;

•	our ability to convince prospective strategic partners and customers that our technology is an attractive alternative to other methods of in vivo biological assessment;

•	our customers’ perception that our products can help accelerate efforts and reduce costs in drug development; and

•	our ability to sell and service sufficient quantities of our products.

Because of these and other factors, our products may not gain widespread market acceptance or become the industry standard for in vivo analytical tools.

As a company in the early stage of commercialization, our limited history of operations makes evaluation of our business and future growth prospects difficult.

We have had a limited operating history and are at an early stage of commercialization. We began selling our IVIS Imaging Systems and entered into our first commercial license in 2000. Our in vivo biophotonic imaging technology is a relatively new technology that has not yet achieved widespread adoption. To date, we have generated annual revenue as follows:

•	$14.5 million in six months ending June 30, 2004;

•	$20.1 million in 2003;

•	$16.0 million in 2002; and

•	$13.2 million in 2001.

We do not have enough experience in selling our products at a level consistent with broad market acceptance and do not know whether we can do so and generate a profit. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

The termination or non-renewal of a large contract or the loss of, or a significant reduction in, sales to any of our significant customers could harm our operating results.

We generally sell our products pursuant to agreements that are renewable on an annual basis. Failure to renew or the cancellation of these agreements by any one of our significant customers, which include Pfizer Inc., the National Institute for Environmental Health Sciences and affiliates of Novartis, could result in a significant loss of revenue. We currently derive, and we expect to continue to derive, a large percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Revenue concentration among our largest customers is as follows:

•	our ten largest customers accounted for approximately 54% of our revenue for 2003; and

•	our largest and second largest customers in 2003 accounted for approximately 21% and 10%, respectively, of our revenue for 2003 and approximately 19% and 15%, respectively, of our revenue for 2002.

The loss of significant revenue from any of our significant customers could negatively impact our results of operations or limit our ability to execute our strategy.

We depend on a limited number of suppliers, and we will be unable to manufacture or deliver our products if shipments from these suppliers are interrupted or are not supplied on a timely basis.

We use original equipment manufacturers, or OEMs, for various parts of our IVIS Imaging Systems, including the cameras, boxes, certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. For example, the lens for our IVIS Imaging System 200 Series is obtained from a single source on a purchase order basis from Model Optics Inc., and the CCD cameras for all of our IVIS Imaging Systems are obtained from two sources, Spectral Instruments, Inc. and Andor Technology Limited. We believe that alternative sources for these components in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations and impair our ability to manufacture and sell our products.

Our dependence upon outside suppliers and OEMs exposes us to risks, including:

•	the possibility that one or more of our suppliers could terminate their services at any time;

•	the potential inability of our suppliers to obtain required components or products;

•	reduced control over pricing, quality and timely delivery, due to the difficulties in switching to alternative suppliers;

•	the potential delays and expense of seeking alternative sources of suppliers; and

•	increases in prices of raw materials, products and key components.

The use of in vivo biophotonic imaging data is not widespread among drug development companies for use in FDA submissions and may never be fully realized.

To our knowledge, only one of our drug development customers has used our imaging technology to submit an investigational new drug application, or IND, to the Food and Drug Administration, or FDA, and no drugs have been approved to date using our imaging technology. As a result, our ability to assist the drug development process in leading to the approval of drugs with commercial potential has yet to be fully proven. If commercial advantages are not realized from the use of in vivo biophotonic imaging, our existing customers could stop using our products, and we could have difficulty attracting new customers.

If we fail to properly manage our growth, our business could be adversely affected.

We have substantially increased the scale of our operations and expect to continue doing so for the foreseeable future as compared with prior years when we pursued a fiscally conservative growth plan and deliberately limited the growth of our management and operations during the national economic downturn. We are currently recruiting additional senior management personnel to enhance our management team and to support our anticipated growth in 2005 and beyond. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to improve our operational, financial and management controls, reporting systems and procedures. In addition, we will have to invest in additional customer support resources. To provide this support, we may need to open additional offices, which will result in additional burdens on our systems and resources and require additional capital expenditures.

We may not fully realize our backlog or anticipated long-term revenue, which could harm our business and result in higher losses than anticipated.

Our backlog was approximately $20.8 million at December 31, 2003 and includes approximately $12.2 million in anticipated licensing fees from terminable contracts for biophotonic imaging and bioware. We expect to record approximately $11.9 million of our backlog as revenue in 2004. We define backlog as anticipated revenue under existing agreements for our products, licenses and services to be received by customers where the following conditions are met: the price of the work to be done is fixed; the scope of the work to be done is determined; and there is a written contract, purchase order, agreement or other documentary evidence which represents a commitment by the customer to pay us for the products, technology or services to be delivered.

There can be no assurance that our backlog will result in actual revenue in any particular period or at all, because our backlog includes contracts that in some cases extend for several years. In addition, anticipated revenues from license fees are derived from long-term contracts, covering periods from two to ten years, which in some instances may be terminated by the customer throughout the period. Our ability to record as revenue the backlog from any of our customers, including revenue from custom animal production and phenotyping services, will depend upon a variety of factors, including our ability to successfully perform our obligations under the contracts and our ability to maintain exclusive rights under certain of our patents. The amount of our backlog that we may recognize as revenue during any fiscal quarter may vary significantly because the actual receipt and timing of these revenues is subject to various contingencies, many of which are beyond our control. Further, we may never realize revenue on contracts included in our backlog or the timing of such recognition may change because a project schedule for a customer could change or the project could be canceled, or a contract could be reduced, modified, or terminated early. If we fail to realize revenue from contracts included in our backlog or we do not recognize that revenue on our anticipated timeframe, our operating results in future reporting periods may be materially impacted due to decreased revenue. Failure to recognize backlog may result in higher losses than anticipated and have an adverse impact or our cash flow.

In addition, we have long-term contracts with two customers that are renewed annually and are expected to generate future revenues. Due to the annual renewal requirement, we include in backlog revenues from these contracts that we expect to record during our fiscal year ending December 31, 2004, but do not include in backlog expected revenues from those contracts for fiscal years after 2004. In August 2004, Xenogen Biosciences Corporation and one of our customers with a long-term contract, the National Institute of Environmental Health Sciences, or NIEHS, entered into an amendment to an existing September 2003 contract for the production of knockout mouse lines. Due to delays associated with NIEHS project identification and initiation, we agreed to extend the period of performance for the first year’s production of knockout mouse lines by one full year, to September 24, 2005. The contract amendment will have the effect of shifting approximately $800,000 of our backlog expected to be recorded in 2004 to 2005. There can be no assurance that the either of the two long-term contracts, including the NIEHS contract, will be renewed annually and not terminated at any time during their terms or that we will be able to maintain our sublicensed rights under certain patents relating to these contracts.

Contamination in our animal populations could damage our inventory, harm our reputation and result in decreased sales.

We offer a portfolio of transgenic animals and LPTA animal models for use by researchers in a wide range of research and drug discovery programs and also perform breeding and model validation. We maintain animal facilities in Alameda, California and Cranbury, New Jersey. These animals and facilities must be free of contaminants, viruses or bacteria, or pathogens that would compromise the quality of research results. Contamination of our isolated breeding rooms could disrupt our models, delay delivery to customers of data generated from phenotyping and result in decreased sales. Contamination would result in inventory loss, clean up and start-up costs and reduced sales as a result of lost customer orders.

For example, in 2003 one of our animal facilities in Alameda was contaminated by a mouse virus introduced through one of our animal vendors. We closed that facility for decontamination, and transferred our most valuable strains to third party breeders for rederivation so that we could continue to provide animals to our customers. The decontamination process took approximately three months. We have moved all of these operations to a new barrier facility to reduce the contamination risk. Additionally, there is a known list of mouse pathogens that animal facilities such as ours routinely test for in their animal populations. In 2002, one of our customers added a bacterial species to its list of undesirable pathogens in mice that was previously considered non-pathogenic in mice. One of our facilities carried a strain of mouse that carried that bacterial species as “flora”. We rederived this strain to specifically exclude this species. These events did not represent a loss of revenue, but did affect our operational costs by increasing our animal support costs.

Our future revenue is unpredictable and could cause our operating results to fluctuate significantly from quarter to quarter.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. In particular, our operating results in the first and third quarters have historically been lower than those in the second and fourth quarters due to the decision-making process of our customer base. The sale of many of our products, including our IVIS Imaging Systems and related bioware typically involve a significant scientific evaluation and commitment of capital by customers. Accordingly, the initial sales cycles of many of our products are lengthy and subject to a number of significant risks that are beyond our control, including customers’ budgetary constraints and internal acceptance reviews. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter, and we expect this trend to continue. In addition, a large portion of our expenses, including expenses for our Alameda, California and Cranbury, New Jersey facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenue declines or does not increase as we anticipate, we might not be able to correspondingly reduce our operating expenses in a timely enough manner to avoid incurring additional losses. Our failure to achieve our anticipated level of revenue could significantly harm our operating results for a particular fiscal period.

The following are among additional factors that could cause our operating results to fluctuate significantly from period to period:

•	changes in the demand for, and pricing of, our products and services;

•	the length of our sales cycles and buying patterns of our customers, which may cause a decrease in our operating results for the third quarter;

•	the nature, pricing and timing of other products and services provided by us or our competitors;

•	changes in our revenue backlog and renewable contracts;

•	changes in the research and development budgets of our customers;

•	acquisition, licensing and other costs related to the expansion of our operations;

•	the timing of milestones, licensing and other payments under the terms of our license agreements, commercial agreements and agreements pursuant to which others license technology to us; and

•	expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter to quarter or annual comparisons of our operating results are not a good indication of our future performance.

We have a limited sales and marketing organization, and although we intend to increase our sales and marketing organization, we may be unable to build an organization to meet demand for our products and services.

We currently have a limited number of people in our sales force engaged in the direct sale of our products, many of whom were added in 2003, including our vice president, chief business officer. Because our products are technical in nature, we believe that our sales and marketing staff must have scientific or technical expertise and experience and require they be trained in the instrumentation and reagents that they sell. Although we intend to significantly expand our sales and marketing organization, the number of employees with these skills is relatively small. Competition is intense and we may not be able to continue to attract and retain sufficient qualified people or grow and maintain an efficient and effective sales and marketing department.

We depend on key employees in a competitive market for skilled personnel, and without additional employees, we cannot grow or achieve profitability.

We are highly dependent on the principal members of our management team, including David W. Carter, chairman of our board and chief executive officer, and Pamela R. Contag, Ph.D., our president. With the exception of Mr. Carter and Dr. Contag, none of the principal members of our management team and scientific staff have entered into employment agreements with us, nor, with the exception of Mr. Carter and Dr. Contag, do we have any key person life insurance on such individuals. Additionally, as a practical matter, any employment agreement we may enter into will not ensure the retention of the employee who is a party to the agreement.

Our future success also will depend in part on the continued service of our key scientific, consulting and management personnel and our ability to identify, hire and retain additional personnel. William A. Albright, Jr. joined us as chief financial officer and vice president on July 1, 2004. It will take time for Mr. Albright to become integrated into our company. We are also currently recruiting additional senior management personnel to enhance our management team and to support our anticipated growth in 2005 and beyond. We experience intense competition for qualified personnel. We may be unable to attract and retain personnel necessary for the development of our business. Moreover, a significant portion of our work force is located in the San Francisco Bay Area of California, where demand for personnel with the scientific and technical skills we seek is extremely high and is likely to remain high.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and develop new products could reduce our ability to compete.

We anticipate that our existing capital resources will be sufficient to fund our currently planned operations. However, our expectations are based on our current operating plan, which may change as a result of many factors including:

•	our success in ramping up our sales and marketing organization;

•	the termination or non-renewal of material contracts or loss of significant customers;

•	our inability to obtain products from our suppliers to manufacture our products in sufficient quantities;

•	developments or disputes concerning patents, proprietary rights or other commercial disputes; and

•	changes in our growth rates.

Consequently, we may need to raise additional funds through public or private financings. Our inability to raise capital would harm our business and product development efforts.

In addition, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to our then-existing stockholders.

Compliance with governmental regulations could increase our operating costs, which would adversely affect the commercialization of our technology.

The Animal Welfare Act, or AWA, is the federal law that covers the treatment of certain animals used in research. The AWA currently does not cover rats of the genus Rattus or mice of the genus Mus bred for use in research, and consequently, we are not currently required to be in compliance with this law. As of June 30, 2004, there was no legislation pending before the U.S. Congress to amend the AWA to cover the rats or mice used by us.

Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. If in the future the AWA is amended to include mice or rats bred for use in research in the scope of regulated animals, we will become subject to registration, inspections and reporting requirements. We believe compliance with such regulations would require us to modify our current practices and procedures, which could require significant financial and management resources.

Furthermore, some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. To the extent that we provide products and services overseas, we also have to comply with foreign laws, such as the European Convention for the Protection of Animals During International Transport and other anti-cruelty laws. In addition, customers of our mice in certain countries may need to comply with requirements of the European Convention for the Protection of Vertebrate Animals Used for Experimental and Other Scientific Purposes. Additional or more stringent regulations in this area could impact our sales of laboratory animals into signatory countries.

Since we develop animals containing changes in their genetic make-up, we may become subject to a variety of laws, guidelines, regulations and treaties specifically directed at genetically modified organisms. The area of environmental releases of genetically modified organisms is rapidly evolving and is currently subject to intense regulatory scrutiny, particularly overseas. If we become subject to these laws, we could incur substantial compliance costs. For example, the Biosafety Protocol, an international treaty adopted in 2000 to which the U.S. is not a party, regulates the transit of living modified organisms, a category that includes our transgenic mice, into countries party to the treaty. As our mice are not intended for release into the environment or for use for food, feed or processing, the treaty imposes only identification, handling, packaging and transport requirements for shipments into signatory countries. However, additional requirements may be imposed on such shipments in the future.

We use hazardous materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes, our anesthesia systems used with our IVIS Imaging Systems to anesthetize the animals being imaged and our general biology operations involve the controlled storage, use and disposal of hazardous materials including, but not limited to, biological hazardous materials and radioactive compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We currently maintain a limited pollution cleanup insurance policy in the amount of $1.0 million. We may not be able to maintain insurance on acceptable terms, or at all. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

Public perception of ethical and social issues may limit or discourage the use of mice for scientific experimentation, which could reduce our revenues and adversely affect our business.

Governmental authorities could, for social or other purposes, limit the use of genetic modifications or prohibit the practice of our technology. Public attitudes may be influenced by claims that genetically engineered products are unsafe for use in research or pose a danger to the environment. The subject of genetically modified organisms, like genetically altered mice and rats, has received negative publicity and aroused significant public debate. In addition, animal rights activists could protest or make threats against our facilities, which may result in property damage. Ethical and other concerns about our methods, particularly our use of genetically altered mice and rats, could adversely affect our market acceptance.

We may engage in future acquisitions, which could adversely affect your investment in us as we may never realize any benefits from such acquisitions, which also could be expensive and time consuming.

We currently have no commitments or agreements with respect to any material acquisitions. If we do undertake any transactions of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to other intangible assets or the impairment of goodwill, which could adversely affect our results of operations and financial condition.

If a natural disaster strikes our manufacturing facility, we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenue.

We have relied to date principally on our manufacturing facility in Alameda, California to produce the IVIS Imaging Systems, our Bioware cells and microorganisms and LPTA animal models. We have also established a back-up facility for producing transgenic animals in Cranbury, New Jersey and have produced some of our LPTA animal models there. Both of these facilities and some pieces of manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. Our facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance to our Alameda facility, as it is located in an earthquake-prone area. In the event our Alameda facility or equipment were affected by man-made or natural disasters, we would be forced to shift production of the IVIS Imaging Systems and many of our Bioware cells and microorganisms and LPTA animal models to our Cranbury facility. We believe that this production shift would result in a disruption in our operations of approximately 90 to 180 days, which could harm our business. Although we currently maintain global property insurance in the amount of $21.4 million for damage to our property and the disruption of our business from fire and other casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Because we receive revenue principally from pharmaceutical, biotechnology and chemical companies and biomedical research institutions, the capital spending policies of these entities may have a significant effect on the demand for our products.

We market our products to pharmaceutical, biotechnology and chemical companies and biomedical research institutions, and the capital spending policies of these entities can have a significant effect on the demand for our products. These policies vary significantly between different customers and are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research companies and the policies regarding capital expenditures. In particular, the volatility of the public stock market for biotechnology companies has at certain times significantly impacted the ability of these companies to raise capital, which has directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. Similarly, changes in availability of grant moneys may impact our sales to academic customers. Any decrease or delay in capital spending by life sciences or chemical companies or biomedical researchers could cause our revenue to decline and harm our profitability. In addition, the pharmaceutical industry has undergone significant consolidation over the past several years. If two or more of our present or future customers merge, we may not receive the same fees under agreements with the combined entities that we received under agreements with these customers prior to their merger. Moreover, if one of our customers merges with an entity that is not a customer, the new combined entity may prematurely terminate our agreement. Any of these developments could materially harm our business or financial condition.

We face competition from companies with established technologies for in vivo biological assessment, which may prevent us from achieving significant market share for our products.

We compete with a variety of established and accepted technologies for in vivo biological assessment that several competitors and customers may be using to analyze animal models. The most basic of these technologies have remained relatively unchanged for the past 40 years, are well established and are routinely used by researchers. We believe it may take several years for researchers to become fully educated about our in vivo biophotonic imaging technology.

We believe that in the near term, the market for in vivo biological assessment will be subject to rapid change and will be significantly affected by new technology introductions and other market activities of industry participants. As other companies develop new technologies and products to conduct in vivo biological assessment, we may be required to compete with many larger companies that enjoy several competitive advantages, including:

•	established distribution networks;

•	established relationships with life science, pharmaceutical, biotechnology and chemical companies as well as with biomedical researchers; and

•	greater resources for technology and product development, sales and marketing and patent litigation.

Our principal competitors that use established technologies for in vivo biological assessment include Exelixis, Inc. and Lexicon Genetics Incorporated. Each of these companies uses animal models in the area of target validation in drug discovery and utilizes methods of assessment based upon knockout mice as well as other organisms such as fruit flies, worms and yeast. We face competition from several companies that have recently begun to market systems that may be used to perform in vivo imaging with the appropriate licenses. At any time, other companies may develop additional directly competitive products that could achieve greater market acceptance or render our products obsolete.

Our intellectual property rights, including one patent that is due to expire in 2006, may not provide meaningful commercial protection for our products, which could enable third parties to use our technology, or very similar technology, and could reduce our ability to compete in the market.

We rely on patent, copyright, trade secret and trademark laws to limit the ability of others to compete with us using the same or similar technology in the U.S. and other countries. However, as described below, these laws afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of adequate rules and methods for defending and enforcing intellectual property rights.

We will be able to protect our technology from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing tools for pharmaceutical, biotechnology, biomedical and chemical industries, including our patent position, generally are uncertain and involve complex legal and factual questions, particularly as to questions concerning the enforceability of such patents against alleged infringement. The biotechnology patent situation outside the U.S. is even more uncertain, particularly with respect to the patentability of transgenic animals. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may therefore diminish the value of our intellectual property. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies or design around our patented technologies.

We own, or control through licenses, a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. In fact, one of our primary patents covering our method of in vivo biophotonic imaging was recently subject to a re-examination proceeding before the U.S. Patent and Trademark Office that had been requested by an unidentified third party. The re-examination has concluded, and we have received the Patent and Trademark Office’s notice of intent to issue a re-examination certificate for that patent, meaning that the claims to that method will reissue under the same patent number. The claims have been amended so as to be slightly narrower than the claims originally issued.

We have taken measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets in a meaningful way. If we lose employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

U.S. Patent No. 4,873,191, claiming the use of certain widely accepted microinjection techniques to create transgenic animals and licensed exclusively to our subsidiary, Xenogen Biosciences Corp., is due to expire in October 2006. Upon its expiration, we will not be able to prevent others from practicing those methods for commercial purposes and we may face competition from third parties seeking to provide those services on a commercial basis.

We may need to initiate lawsuits to protect or enforce our patents or other proprietary rights, which would be expensive and, if we lose, may cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market and may cause our stock price to decline.

We rely on patents to protect a large part of our intellectual property and competitive position. Our patents, which have been or may be issued, may not afford meaningful protection for our technologies and products. In addition, our current and future patent applications may not result in the issuance of patents in the U.S. or foreign countries. Our competitors may develop technologies and products similar to our technologies and products which do not infringe our patents. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. This risk is exacerbated by the fact that those third parties may have access to substantially greater financial resources than we have to conduct such litigation. These lawsuits could be expensive, take significant time and could divert management’s attention from other business concerns. These lawsuits would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may suffer reduced instrumentation sales and/or license revenue as a result of pending lawsuits or following final resolution of lawsuits. Further, these lawsuits may also provoke these third parties to assert claims against us. Attempts to enforce our patents may trigger third party claims that our patents are invalid. The patent position of biotechnology firms is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. We cannot assure you that we will prevail in any of these suits or that the damage or other remedies awarded to us, if any, will be commercially valuable. During the course of these suits, there may be public announcements of results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or others perceive any of these results to be negative, it could cause our stock price to decline.

Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

We may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated because there are numerous issued and pending patents in the life sciences industry and, as described above, the validity and breadth of life sciences patents involve complex legal and factual questions. Our competitors may assert that their U.S. or foreign patents may cover our products and the methods we employ. For example, one of our principal competitors, Lexicon Genetics Incorporated, had been involved in litigation regarding intellectual property claims relating to the creation of transgenic animals. In addition, because patent applications can take many years to issue, there may be currently pending applications of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.

From time to time, we have received, and may receive in the future, letters asking us to license certain technologies the signing party believes we may be using or would like us to use. If we do not accept a license, we may be subject to claims of infringement, or may receive letters alleging infringement. For example, we recently received such a letter from counsel for Lexicon Genetics Incorporated. The letter asks us to review with them one of our methods for custom animal production in relation to two patents which they exclusively license. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business.

If we lose a patent infringement lawsuit, we could be prevented from selling our products unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign the products to avoid infringement. A license may not be available at all or on terms acceptable to us, or we may not be able to redesign our products to avoid any infringement. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

Our rights to the use of technologies licensed to us by third parties are not within our control, and without these technologies, our products and programs may not be successful and our business prospects could be harmed.

We rely on licenses to use various technologies that are material to our business, including licenses to the use of certain biologicals, and licenses to engineer and commercialize transgenic animals. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the negotiation of, continuation of and compliance with the terms of those licenses and the continued validity of these patents. In some cases, we do not control the prosecution or filing of the patents to which we hold licenses. Instead, we rely upon our licensors to prevent infringement of those patents. Under the GenPharm International, Inc. sublicense for certain gene targeting patents we use, GenPharm retains the sole right to enforce those patent rights against infringers. Under the Promega Corporation license for a patented form of firefly luciferase used in our LPTA animal models and certain of our Bioware, we do not have the right to enforce the patent, and Promega is not obligated to do so on our behalf. Some of the licenses under which we have rights, such as our licenses from Stanford University and Ohio University, provide us with exclusive rights in specified fields, including the right to enforce the patents licensed to us from these two universities, but we cannot assure you that the scope of our rights under these and other licenses will not be subject to dispute by our licensors or third parties. Certain of our other licenses contain due diligence obligations, as well as provisions that allow the licensor to terminate the license upon specific conditions.

We occasionally may become subject to commercial disputes that could harm our business.

We are currently the subject of, and may from time to time become engaged in, commercial disputes such as claims by customers, suppliers or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. For example, on August 9, 2001, AntiCancer, Inc. filed a lawsuit against us alleging causes of action for trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition, all of which are based on alleged false statements made by unidentified employees or third parties, including one of our consultants and customers. The complaint seeks unspecified general and exemplary monetary damages. Trial is scheduled to commence on January 7, 2005.We believe these claims are without merit and intend to vigorously defend against them. However, even if we prevail in disputes such as this, the defense of this suit will be expensive and time-consuming and may distract our management from operating our business.

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.

The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours without consistent product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. Factors that could cause this volatility in the market price of our common stock include:

•	announcements of technological innovations or new products by us or our competitors;

•	developments or disputes concerning patents or proprietary rights, or of infringement, interference or other litigation against us or our licensors;

•	the timing and development of our products and services;

•	changes in our revenue backlog and renewable contracts;

•	changes in pharmaceutical and biotechnology companies’ research and development expenditures;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industry in general;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions and issuance of new or changed research, reports or recommendations by industry or financial analysts about us or our business;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts, or termination of research coverage;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and principal stockholders beneficially own or control approximately 57.1% percent of the outstanding shares of our common stock, including warrants and options exercisable within 60 days of August 6, 2004. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market after our initial public offering, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of August 6, 2004, we had 14,769,347 outstanding shares of common stock. Of these shares, the 4,200,000 sold in our initial public offering are freely tradable without restriction or further regulation, or further regulation, other than shares purchased by our officers, directors or other “affiliates” within the meaning of Rule 144 under the Securities Act of 1933. The remaining 10,569,347 shares of common stock were issued prior to the offering or pursuant to options or warrants granted prior to the offering, and may not be sold publicly unless they are registered under the Securities Act or are sold pursuant to Rule 144 or another exemption from registration. These shares will become eligible for public resale at various times over a period of less than one year following the completion of the offering, subject to volume limitations and certain restrictions on sales by affiliates.

We, our executive officers and directors and principal stockholders and their affiliates holding an aggregate of 8,458,999 shares have entered into agreements not to sell or offer to sell or otherwise dispose of any shares of common stock held by us or them for a period of 180 days after the date of our offering without the prior written consent of Thomas Weisel Partners LLC which may release any or all of the shares subject to lock-up agreements at any time without notice. We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans. In addition, assuming no exercise of outstanding options after June 30, 2004, the holders of 9,418,766 shares of common stock are entitled to registration rights.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates. Our exposure to interest rate risk at June 30, 2004 was related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in U.S. interest rates.

We invest our excess cash in debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we concluded that there was no material exposure to interest rate risk arising from our investments as of June 30, 2004.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded our disclosure controls and procedures are, to the best of their knowledge, effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against us and other third parties. The complaint contains five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties, including one of our consultants and customers, regarding plaintiff’s products. In its lawsuit, AntiCancer seeks unspecified general and exemplary monetary damages arising from alleged contracts with third parties that it failed to enter into as a result of such alleged false statements, as well as their costs and expenses in connection with the lawsuit. Trial is scheduled to begin on January 7, 2005. We believe the complaint is without merit and intend to vigorously defend against the AntiCancer action. Even if we prevail in this dispute, the defense of this or similar suits will be expensive and time-consuming and may distract our management from operating our business.

From time to time we are involved in litigation arising out of claims in the normal course of business. Based on the information presently available management believes that there are no claims or actions pending or threatened against us, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain, and adverse outcomes are possible.

Item 2. Changes in Securities and Use of Proceeds.

(c) Recent Sales of Unregistered Securities

During the quarter ended June 30, 2004, we issued to employees, directors and consultants 10,370 shares of common stock upon the exercise of stock options at a weighted average exercise price of $0.42 per share. During the same period, we granted options to purchase 40,141 shares of common stock at a weighted average exercise price of $7.00 per share. These transactions were effected under Rule 701 promulgated under the Securities Act.

The recipients of securities in the above-described transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

There were no underwriters employed in connection with any of the transactions set forth in this Item 2(c).

(d) Use of Proceeds

On July 21, 2004, we completed our initial public offering of 4.2 million shares of our common stock at a price of $7.00 per share. The offering was made pursuant to our Registration Statement on Form S-1 (File No. 333-114152) initially filed with the Securities and Exchange Commission (“SEC”) on April 2, 2004, which was declared effective by the SEC on July 15, 2004, and pursuant to which shares were offered on July 16, 2004. Thomas Weisel Partners LLC, CIBC World Markets Corp. and JMP Securities LLC acted as managing underwriters in the offering.

The offering provided net proceeds to us of approximately $25.1 million, which is net of underwriters’ discounts and commissions of approximately $2.1 million, and related legal, accounting, printing and other expenses totaling approximately $2.2 million. No payments for such expenses were made directly or indirectly to any of our directors, officers or their associates, any person(s) owning 10% or more of any class of our equity securities or any of our affiliates. The amount and timing of our actual expenditures from the net proceeds have not been determined. We intend to use the net proceeds to expand our sales and marketing organization, expand our research and development efforts, expand our manufacturing capacity for our IVIS Imaging Systems and for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

Pursuant to a written consent of the stockholders was dated May 4, 2004, our stockholders consented to the following actions being taken in connection with our initial public offering: the amendment to our restated certificate of incorporation to effect a 7-for-1 reverse stock split, the approval and adoption of our amended and restated certificate of incorporation effective upon the closing of the initial public offering; the amendment and restatement of our bylaws to include various public company provisions; the establishment of a staggered board; the approval and adoption of a form of indemnification agreement for our executive officers and directors; the approval and adoption of the 2004 incentive plan and the 2004 director compensation plan; and other matters related to our initial public offering. As of May 4, 2004 and based on post-split numbers, of the 1,058,512 common shares outstanding, 862,518 shares were voted in favor of the consent with 195,994 shares not voted; of the 9,418,766 preferred shares then outstanding, 7,323,620 shares were voted in favor of the consent with 2,095,146 shares not voted.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation, effective as of July 21, 2004.

10.28	Amendment No. 1 to contract between the registrant (Xenogen Biosciences) and National Institute of Environmental Health Sciences, dated August 2, 2004.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On August 11, 2004, we furnished a report on Form 8-K announcing the issuance of our financial results for the fiscal quarter and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XENOGEN CORPORATION

August 16, 2004	By:	/s/ David W. Carter
David W. Carter
On behalf of the Registrant and as
Chief Executive Officer
(Principal Executive Officer)

August 16, 2004	By:	/s/ William A. Albright
William A. Albright, Jr.
On behalf of the Registrant and as
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, effective as of July 21, 2004.

10.28	Amendment No. 1 to contract between the registrant (Xenogen Biosciences) and National Institute of Environmental Health Sciences, dated August 2, 2004.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.