Form 10-Q
period 2004-09-30
XENOGEN CORP
filed 2004-11-15
CIK 1116449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2004
Common Stock, $0.001 par value	14,769,552

XENOGEN CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

XENOGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$23,573	$12,519
Short-term investments	3,416	1,027
Accounts receivable—net of allowance for doubtful accounts	4,830	5,460
Inventory	3,403	2,109
Prepaid expenses and other current assets	1,838	1,170

Total current assets	37,060	22,285

Property and equipment—net	3,580	4,966
Purchased intangible assets—net	682	1,135
Restricted investments	64	2,183
Other noncurrent assets	996	990

Total assets	$42,382	$31,559

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,260	$2,088
Accrued compensation	1,369	1,529
Deferred revenue	6,889	9,918
Accrued restructuring charges	276	267
Loans payable—current portion	1,310	1,154
Capital lease obligations—current portion	32	57
Other accrued liabilities	923	958

Total current liabilities	14,059	15,971

Noncurrent liabilities:
Loans payable	6,405	5,163
Capital lease obligations	2	19
Deferred rent	648	685
Accrued restructuring charges	1,322	1,531

Total noncurrent liabilities	8,377	7,398

Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.007 par value; 0 and 10,428,571 shares authorized at September 30, 2004 and December 31, 2003; $0.001 par value; 5,000,000 shares authorized at September 30, 2004; 0 and 9,418,766 shares issued and outstanding at September 30, 2004 and December 31, 2003; liquidation preference of $0 and $102,853 at September 30, 2004 and December 31, 2003, respectively	—	66
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2004; $0.007 par value; 15,714,285 shares authorized at December 31, 2003; 14,769,552 and 1,016,480 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	77	7
Additional paid-in capital	186,006	159,600
Notes receivable from stockholders	—	(111)
Deferred stock-based compensation	(3,400)	(5,436)
Accumulated other comprehensive income (loss)	(19)	1
Accumulated deficit	(162,718)	(145,937)

Total stockholders’ equity	19,946	8,190

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$42,382	$31,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product	$3,462	$1,588	$10,664	$4,344
Contract	1,962	1,770	6,542	5,210
License	1,271	1,158	3,980	3,629

Total revenue	6,695	4,516	21,186	13,183

Cost of revenue:
Product (a)	2,419	867	7,086	2,461
Contract (a)	2,039	1,753	6,602	5,416
License (a)	201	207	616	526

Total cost of revenue	4,659	2,827	14,304	8,403

Gross margin	2,036	1,689	6,882	4,780

Operating expenses:
Research and development (a)	2,745	2,704	9,480	8,048
Selling, general and administrative (a)	3,807	2,460	11,678	7,262
Depreciation and amortization expenses	740	939	2,414	2,974
Restructuring charges	—	—	—	669

Total operating expenses	7,292	6,103	23,572	18,953

Loss from operations	(5,256)	(4,414)	(16,690)	(14,173)

Other income—net	21	33	277	48
Interest income	49	35	105	82
Interest expense	(184)	(226)	(472)	(657)

Net loss	(5,370)	(4,572)	(16,780)	(14,700)

Preferred stock dividends	—	(815)	—	(2,445)

Accretion of redeemable convertible preferred stock	—	(86)	—	(258)

Net loss attributable to common stockholders	$(5,370)	$(5,473)	$(16,780)	$(17,403)

Weighted average number of common shares outstanding	12,437,372	876,563	4,816,394	732,939

Loss per share data:
Net loss attributable to common stockholders	$(0.43)	$(6.24)	$(3.48)	$(23.74)

(a) Includes charges for stock-based compensation as follows:
Cost of revenue:
Product	$(17)	$11	$279	$(2)
Contract	(19)	19	207	2
License	(2)	2	23	(1)

Total cost of revenue	$(38)	$32	$509	$(1)

Research and development	$(75)	$68	$1,103	$(1)

Selling, general and administrative	$157	$39	$1,913	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(16,780)	$(14,700)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation expense	3,525	(3)
Depreciation and amortization	2,413	2,974
Loan forgiveness	153	—
Gain/(Loss) on disposal of property and equipment	(219)	—
Noncash interest income	74	—
Changes in operating assets and liabilities:
Accounts receivable	630	(3,303)
Prepaid expenses and other assets	(710)	(933)
Inventory	(1,294)	(981)
Other noncurrent assets	10	43
Accounts payable	1,172	420
Accrued compensation and other liabilities	(195)	(134)
Deferred revenue	(3,029)	2,285
Accrued restructuring charges	(200)	(264)
Deferred rent	(37)	32

Net cash used in operating activities	(14,487)	(14,564)

Cash flows from investing activities:
Purchase of property and equipment	(635)	(798)
Proceeds from sale of property and equipment	280	—
Purchase of investments	(5,340)	—
Proceeds from maturities and sales of investments	4,960	1,496

Net cash provided by (used in) investing activities	(735)	698

Cash flows from financing activities:
Proceeds from issuance of common stock	37	1
Repurchase of common stock	—	(8)
Proceeds from initial public offering, net	24,883	—
Proceeds from issuance of convertible preferred stock	—	21,510
Loan borrowings	3,292	4,818
Repayment of loans	(1,894)	(5,767)
Capital lease payments	(42)	(11)

Net cash provided by financing activities	26,276	20,543

Net increase in cash and cash equivalents	11,054	6,677
Cash and cash equivalents, beginning of year	12,519	5,221

Cash and cash equivalents, end of year	$23,573	$11,898

Supplemental disclosure of cash flow information—cash paid for interest	$440	$568
Supplemental disclosures of noncash investing and financing activities:
Stock dividends to redeemable convertible preferred stockholders	$—	$2,445
Accretion of redeemable convertible preferred stock	$—	$258
Exchange of shares to Series AA preferred stock and common stock	$—	$118,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of the financial position as of September 30, 2004 and December 31, 2003, and the results of operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes included in our Registration Statement on Form S-1 and final prospectus filed with the Securities and Exchange Commission on July 16, 2004. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire 2004 fiscal year which ends on December 31, 2004, or any other future period.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of our wholly-owned subsidiary, Xenogen Biosciences Corporation. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents—We consider all short-term, highly liquid investments with original maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements— In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure or SFAS No. 148. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. In October 2004, the FASB concluded that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payment (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of Statement 123R will have on our financial position and results of operations.

In April 2004, the FASB issued FPS FAS No 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” to provide disclosure guidance for contingently convertible securities. We adopted the disclosure provisions in the second quarter of 2004 as they applied to the convertible notes issued in March 2003.

In the most recent Emerging Issues Task Force or EITF meeting Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share” was discussed. The tentative conclusion was that shares available under contingently convertible debt should be included in diluted earnings per share or EPS, in all periods, except when inclusion is anti-dilutive, regardless of whether the contingency is met and regardless of whether the market price contingency is substantial. Management expects that the adoption of this Issue will not have an effect on our operating results or financial condition.

In March 2004, the EITF reached a final consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. Management expects that the adoption of this Issue will not have an effect on our operating results or financial condition.

3. Stock-Based Compensation

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees or APB 25, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation or SFAS No. 123, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SFAS No. 123 requires that stock option information be disclosed as if we had accounted for our employee stock options granted under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the black-scholes option pricing model, and was amortized using the graded vesting method over the options vesting period, with the following weighted average assumptions:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Risk free interest rate	3.4%	3.0%	3.3%	3.1%
Weighted average expected life (in years)	5	5	5	5

The following table summarizes relevant information as to reported results, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net loss attributable to common stockholders:	$(5,370)	$(5,473)	$(16,780)	$(17,403)

Add employee stock-based compensation	44	139	3,525	(2)
Add (deduct) stock-based compensation determined under the fair value based method for all awards, net of cancellations	(1,057)	(587)	(2,929)	480

Pro forma net loss	$(6,383)	$(5,921)	$(16,184)	$(16,925)

Net loss attributable to common stockholders loss per share:
As reported	$(0.43)	$(6.24)	$(3.48)	$(23.74)
Pro forma	$(0.51)	$(6.75)	$(3.36)	$(23.09)

4. Restructuring Charges

In 2002, we implemented a restructuring program (the “Restructuring Plan”) to bring our expenses more in line with revised revenue and cash flow projections. This plan required the closure of the St. Louis facility, consolidation of the animal production in Cranbury, New Jersey, and elimination of personnel. Through the completion of the Restructuring Plan in December 2002, we recorded $2.1 million of remaining lease obligation as restructuring charges in accordance with Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and Staff Accounting Bulletin 100, Restructuring and Impairment Charges.

The following table depicts the restructuring and impairment activity for the nine months ended September 30, 2004 (in thousands):

Vacated Facilities
Balance at December 31, 2003	$1,798
Noncash write-offs	(200)

Balance at September 30, 2004	$1,598

We expect to pay the accrued lease obligations over the remaining term of the lease, which terminates in 2010.

5. Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost, or market. Cost is based on the first in, first out method. Inventories consisted of the following (in thousands) at the periods indicated below:

	September 30, 2004	December 31, 2003
Finished Goods	$1,455	$2,044
WIP	313	—
Raw Material	1,635	65

	$3,403	$2,109

6. Product Warranty

We provide a one year limited warranty for the purchase of our IVIS Imaging System. We accrue for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon our historical experience and is included in other current liabilities. The amounts charged and accrued against the warranty reserve are as follows (in thousands):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Balance, beginning of the period	$193	$66	$131	$93
Current period accrual	82	46	249	110
Warranty expenditures charged to accrual	(65)	(16)	(170)	(107)

Balance, end of the period	$210	$96	$210	$96

7. Loans Payable

Under the terms of the secured loan with Silicon Valley Bank, we are required to maintain at all times a certain ratio, calculated by the sum of unrestricted cash and investments with the bank plus eligible accounts receivable, divided by outstanding loan amount. Total available borrowing under this credit facility is $7 million, and is secured by our assets excluding encumbered fixed assets and intellectual property. As of September 30, 2004, we had borrowed $5 million on our $7 million credit facility and utilized an additional $0.8 million towards certain real estate letter of credits, leaving us $1.2 million of available facility under this agreement.

8. Commitments and Contingencies

Purchase Commitments—We had various purchase order commitments totaling approximately $2.5 million as of September 30, 2004.

Legal Proceedings—We are subject to legal proceedings, claims, and litigation arising in the ordinary course of business. On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against us and other third parties. The complaint contains five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties, including one of our consultants and customers, regarding plaintiff’s products. In its lawsuit, AntiCancer seeks unspecified general and exemplary monetary damages arising from alleged contracts with third parties that it failed to enter into as a result of such alleged false statements, as well as their costs and expenses in connection with the lawsuit. Trial is scheduled to commence on April 4, 2005. We believe AntiCancer’s claims against us are without merit, and intend to vigorously defend against the AntiCancer matter. While the outcome of this litigation is currently not determinable, we do not expect that resolution of this matter will materially impact our business, results of operations or financial condition.

9. Stockholders’ Equity

Initial Public Offering

On July 21, 2004, we completed an initial public offering of 4,200,000 shares of common stock at a price of $7.00 per share, for proceeds of $24.9 million, net of underwriting commissions and offering expenses.

Convertible Preferred Stock

In connection with the completion of the initial public offering on July 21, 2004, all 9,418,766 shares of convertible preferred stock were automatically converted into 9,418,766 shares of common stock.

Reverse Stock Split

In April 2004, our board of directors approved a 1 for 7 reverse stock split for all common and preferred shares. Such stock split was approved by our shareholders on May 31, 2004 and was effective on July 7, 2004. All shares, per share data and liquidation preferences per share in the accompanying consolidated financial statements have been restated to reflect the reverse stock split.

1996 Stock Option Plan

On December 1, 2003, we issued options covering 281,332 shares of our common stock pursuant to an option exchange program, initiated in May 2003. Pursuant to the terms of the option exchange program, eligible optionees were offered the opportunity to exchange outstanding options to purchase our common stock with an exercise price of $0.70 or more for options to purchase our common stock that would be issued at least six months and one day following the cancellation date of the exchanged options with an exercise price equal to the fair market value of such common stock on the date of grant, subject to the optionee continuing to provide services to us through the grant date of the new options. The vesting provisions of the original options would carry over to the newly issued options. We have evaluated this transaction in the context of guidance in EITF 00-23, “Issues Related to the Accounting For Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, and have concluded that the reissued options require variable accounting treatment because they were granted with an exercise price less than the fair market value of the underlying common stock at the date of grant.

In connection with the stock options granted to employees during the year ended December 31, 2003, we recorded deferred stock-based compensation of $6.3 million, which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The deferred stock-based compensation will be recognized as an expense over the vesting period of the underlying stock options, generally four years, in accordance with the method described in FASB Interpretation APB Opinion No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB No. 15 and 25).” We recorded stock-based compensation expense of $1.8 million for the year ended December 31, 2003, $44,000 for the three month periods and $3.5 million for the nine month periods ended September 30, 2004.

2004 Equity Incentive Plan

Our board of directors adopted our 2004 equity incentive plan in April 2004 which was approved by our shareholders in May 2004. This plan became effective upon the completion of our initial public offering. We reserved a total of 1,000,000 shares of our common stock for issuance pursuant to this plan. During the third quarter of 2004, a total of 38,011 options (net of cancellations) were issued to various employees. As of September 30, 2004, 961,989 shares were available for future issuance.

2004 Director Stock Plan

Our board of directors adopted 2004 director stock plan in April 2004, approved by our shareholders in May 2004. This plan became effective upon the completion of our initial public offering and provides for periodic grant of restricted stock to our directors. A total of 150,000 shares were reserved for issuance under this plan. On July 19, 2004, we issued 45,720 shares to our directors. This grant resulted in a deferred stock-based compensation of $0.3 million. We recorded stock-based compensation expense of $53,000 for the three and nine month periods ended September 30, 2004. As of September 30, 2004, 104,280 shares were available for future issuance.

Options to Executive Officer

In July 2004, we hired our chief financial officer, William A. Albright, Jr., and granted him an option to purchase 200,000 shares of our common stock at an exercise price of $6.50 per share. This grant resulted in a deferred stock-based compensation of $0.1 million. We recorded stock-based compensation expense of $10,000 for the three and nine month periods ended September 30, 2004.

Note Receivable from Stockholders

During 1998, we issued 88,642 shares of common stock to officers in exchange for full recourse notes receivable of approximately $0.1 million, at an interest rate of 6% per annum. The notes were initially due at the earlier of December 31, 2002 or cessation of employment, and amended to become due at December 31, 2004 or cessation of the employment. Shares were fully vested at December 31, 2003.

On March 5, 2004, our board of directors passed a resolution to forgive outstanding notes receivable including accrued interest, contingent upon the filing of a registration statement with the Securities and Exchange Commission on Form S-1 for an initial public offering before November 1, 2004. As this filing occurred on April 2, 2004, the notes were forgiven and triggered variable accounting. Stock-based compensation charge at March 5, 2004 was $0.6 million, for the three months ending September 30, 2004 was $0 and nine month period ending September 30, 2004 was $0.8 million, which was recorded as part of general and administrative expense and cost of sales.

10. Loss Per Share

Net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Convertible preferred stock outstanding of 9,418,766 at September 30, 2003, warrants to purchase preferred stock and common stock of 395,483 at September 30, 2003 and 2004, options to purchase common stock of 66,378 and 1,647,406 shares at September 30, 2003 and 2004 and restricted common stock of 137,148 shares at September 30, 2004 were not included in the computations of net loss attributable to common stockholders per share for September 30, 2003 and 2004, respectively.

Net loss attributable to common stockholders per share was calculated as follows (in thousands, except per share data):

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net loss attributable to common stockholders	$(5,369)	$(5,473)	$(16,780)	$(17,403)

Weighted average number of common shares	12,437,372	876,563	4,816,394	732,939

Net loss attributable to common stockholder per share	$(0.43)	$(6.24)	$(3.48)	$(23.74)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resource, additional financings or borrowings and additional losses and are subject to risks and uncertainties including, but not limited to, those discussed below and elsewhere in this Form 10-Q, particularly in “Factors That May Affect Results” that could cause actual results to differ materially from the results contemplated by these forward-looking statements. We also urge you to carefully review the risk factors set forth in this and other documents we file from time to time with the Securities and Exchange Commission.

Overview

We sell an integrated system of instruments and equipment, software and reagents to academic and biopharmaceutical researchers that we believe improves the productivity and efficiency of the drug discovery and development process. Our proprietary biophotonic IVIS Imaging Systems, living animal models and research services collectively expedite in vivo data collection and analysis, a critical bottleneck in drug discovery and development. We genetically engineer cells and animals to emit light and thereby display visually a chosen tumor, disease, pathogen, organ or biochemical reaction. Our products are also used to validate predictive animal models, primarily rats and mice, for preclinical drug discovery and development. We believe our products enable our pharmaceutical and biotechnology customers to generate higher-quality safety and efficacy data for drug candidates, to increase the speed of preclinical development and to reduce the development risk of product candidates that enter clinical development. The sources of our revenue are:

•	one-time fees: IVIS Imaging System and accessories and software licenses;

•	recurring revenue: multi-year licensing fees for our biophotonic imaging technologies, and recurring revenue from the sale of light-producing transgenic animals, cell lines and reagents; and

•	long-term service contracts: custom animal production, animal phenotyping and IVIS Imaging System service contracts.

In addition to our IVIS Imaging Systems and animal models, we also provide a wide range of services relating to the production of transgenic animals (in which foreign genes are incorporated) and knockout animals (in which specific genes are disabled). We also provide custom animal production and phenotyping services to our customers for the purpose of target validation and compound screening. The margins for our products and services vary. Our margins on one-time fees related to sales of our IVIS Imaging Systems and accessories averaged approximately 40% over the last three years, and our margins for our revenue generated from licensing fees and Bioware (genetically engineered cell lines and bacterial strains) sales averaged approximately 85% during the same period. Our product margins can vary depending upon the proportion of sales to academic centers versus commercial customers as academic centers often receive price discounts as part of the Company’s strategy to introduce its technology to educational researchers who may influence commercial research programs during their subsequent scientific careers. We anticipate over time that margins for our instruments and accessories will improve as we expand our manufacturing capacity. Margins for our custom animal production and phenotyping services vary significantly based on the type of service provided, and we currently have a negative gross margin on contract revenue due to underutilization of our production facilities. We sell our products and services directly to our customers and through independent distributors who sell our IVIS Imaging Systems outside the U.S.

We were founded in 1995 and commenced sales of our IVIS Imaging Systems and Bioware in early 2000. In early 2001, we commenced sales of our proprietary light-producing transgenic animals, or LPTA® animal models. In November 2000, we completed our acquisition of Chrysalis DNX Transgenic Sciences Corporation, or DNX, renamed Xenogen Biosciences Corporation, now our wholly owned subsidiary.

Since inception, we have been unprofitable. We incurred net losses of approximately $34.7 million in 2001, $62.6 million in 2002, $20.5 million in 2003 and $16.8 million in the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of $162.7 million. As a company in the early stage of commercialization, our limited history of operations makes prediction of future operating results difficult. We believe that period-to-period comparisons of our operating results should not be relied on as predictive of our future results.

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

Revenue relating to our IVIS Imaging Systems is recognized upon installation of the system, as the functionality of the system is contingent upon installation due to the complex nature of the system. Post customer support is deferred and amortized over a straight-line basis over the customer support period.

Revenue relating to research and development agreements is recognized as the defined services are performed. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received under these agreements are nonrefundable.

Because custom animal production and phenotyping services are performed ratably over the period, contract revenue attributable to fixed price contracts is recognized on a straight-line basis over the term of the contract provided that the payments are nonrefundable and are based on an agreed upon schedule. Certain agreements may define specific milestones and the payments associated with each milestone. Such payments are recognized as revenue upon achievement of the milestone events, after which we have no future performance obligations to this payment. Any payments received in advance of the completion of the milestone are recorded as deferred revenue.

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

Stock-based compensation. We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for our employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting

Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As a private company, an estimate of the fair value of our common stock was difficult, due to infrequent sales of equity securities to third parties. Such estimates significantly impact stock-based compensation and beneficial conversion features and are based on management judgments. In calculating such fair value, there are certain assumptions that we use, as disclosed in note 3 of our condensed consolidated financial statements, consisting of dividend yield, risk-free interest rate and weighted average expected life of the option.

Results of Operations

Three Months Ended September 30, 2003 and 2004

Revenue. We include in license revenue our multi-year licensing fees relating to biophotonic imaging, license fees related to pronuclear microinjection and knockout mouse production, as well as revenue generated from animal models, and cell line access rights. Product revenue includes sales of our IVIS Imaging Systems, accessories and software, as well as reagent sales. Contract and other revenue include long-term service contracts and contract research and collaborative agreements, which include our custom research and phenotyping services. To date, the majority of our revenue has been derived from sales of our IVIS Imaging Systems, license fees associated with biophotonic imaging and from contract research and collaborative agreements.

Total revenue in the third quarter of 2004 was $6.7 million as compared to $4.5 million in the third quarter of 2003, an increase of $2.2 million or 49 percent. The increase resulted primarily from an increase in sales of our IVIS Imaging Systems. Product revenue in the third quarter of 2004 was $3.5 million compared to $1.6 million in the same period in 2003, an increase of $1.9 million or 119 percent. This result is due to growth in system placements of the IVIS-50 and IVIS-100 systems, the introduction of our IVIS-200 system in late 2003 and various accessories. Contract research revenue increased to $2.0 million in the third quarter of 2004 as compared to $1.8 million in the same quarter in 2003, an increase of 11 percent year over year due to revenue derived from both the renewal of existing contracts and the addition of new contracts. License revenue in the third quarter of 2004 was $1.3 million as compared to $1.2 million in the third quarter of 2003, an increase of 8 percent. Total license revenue did not increase proportionally with product revenues due to a shift in customer mix, to include more academic IVIS Imaging System buyers which pay no associated license fees, and reduced licensing rates with certain commercial accounts. Given our limited systems sales experience, we believe that direct quarter-to-quarter comparisons will show fluctuations, due to the timing, mix and pattern of customer orders and placements. We expect, however, the overall trend to be upward in nature as the end-user installed base of IVIS Imaging Systems increases, the catalog of reagents provided by Xenogen grows and reagent usage per instrument increases.

Cost of revenue. Cost of revenue consists of material, labor, facility, shipping and overhead costs associated with the manufacture of our IVIS Imaging Systems and accessories. Other cost of revenue includes material, labor and associated overhead for our custom research and phenotyping services based in Cranbury, New Jersey as well as royalties payable to our licensors.

Total cost of revenue in the third quarter of 2004 was $4.7 million as compared to $2.8 million in the third quarter of 2003, an increase of $1.9 million or 68 percent. Our cost of product revenue in the third quarter of 2004 was $2.4 million compared to $0.9 million in the same period in 2003 mainly due to increased unit sales. Additionally, we sold IVIS 200 systems in the third quarter of 2004 which have a higher cost as compared to IVIS 50 and 100 systems. IVIS 200 systems were not available for sale in the third quarter of 2003. During the third quarter of 2004, we incurred higher freight and other transactional charges for overseas shipments that increased our third quarter of 2004 expenses. Additionally, in 2004 we revised and increased our estimation of the overhead cost allocation as our product mix changed and production levels increased. Our cost of contract revenue in the third quarter of 2004 was $2.0 million compared to $1.8 million in the same period in 2003 resulting from increased headcount to support newly executed contracts and renewals of existing contracts. Our cost of license revenue in the third quarter of 2004 and 2003 was $0.2 million. There was little difference because they are relatively fixed at comparable levels of license revenue. Included in cost of revenue for the third quarter of 2004 is negative $38,000 of stock-based compensation associated with the issuance of stock options, compared to $32,000 in the third quarter of 2003. We anticipate that future costs of revenue will increase in absolute dollars, but will decline as a percentage of revenue given anticipated economies of scale.

Gross Margin. Gross margin for the third quarter of 2004 was $2.0 million, as compared to $1.7 million for the third quarter in the prior year. Gross margin for the third quarter of 2004 was approximately 30 percent, as compared to 37 percent for the third quarter 2003. The gross margin reflects a mix of gross margin effects from our three revenue components: product, contract and license revenues.

Product gross margin for the third quarter of 2004 was 30 percent, as compared to 45 percent in the third quarter of 2003. The decrease in product gross margin percent was due in part to a change in product sale mix. In the third quarter of 2004, IVIS-200 systems were sold which had not been available for sale in 2003. The IVIS-200 system currently has lower average gross margin than our earlier Imaging Systems due to low cumulative manufacturing experience and volume. During the third quarter of 2004, we incurred higher freight and other transactional charges for overseas shipments that had a negative impact on our gross margins. Additionally, in 2004 we revised and increased our overhead burden on our instrument systems as our product mix changed and production levels increased. The product revenue gross margin was also lower in the third quarter 2004 as compared to the third quarter 2003 due to a larger proportion of sales to academic centers, which often receive price discounts as part of our strategy to introduce our technology to educational researchers who may influence commercial research programs during their subsequent scientific careers. Product gross margin in the third quarter of 2004 included negative $17,000 in stock-based compensation expense, whereas the third quarter of 2003 included $11,000 in stock-based compensation expense.

Contract revenue gross margin for the third quarter of 2004 was negative 4 percent, as compared to 1 percent in the third quarter of 2003. The contract research business has a relatively high fixed cost associated with our East Coast operations which provide services for the production and/or characterization of genetically engineered animal models. Our goal is to attract additional contract research customers which will spread overhead costs over more programs resulting in planned improvement of contract research gross margin. Contract gross margin in the third quarter of 2004 included negative $19,000 in stock-based compensation expense, whereas the third quarter of 2003 included $19,000 in compensation expense.

License revenue gross margin for the third quarter of 2004 was 84 percent, as compared to 82 percent in the third quarter of 2003. License revenue gross margin in the third quarter of 2004 included negative $2,000 in stock-based compensation expense, whereas the third quarter of 2003 included $2,000 in stock-based compensation expense.

Research and development. Research and development expense consists primarily of compensation for our scientific personnel, material, facilities and costs of services for consultants and contractors.

Research and development expense in the third quarter of 2004 was $2.7 million, approximately the same as in the third quarter of 2003. Research and development staffing levels were generally comparable in these periods. Included in research and development expense for the third quarter of 2004 is negative $75,000 of stock-based compensation associated with the issuance of stock options, compared to $68,000 in the third quarter of 2003. We expect our research and development costs to increase in absolute dollars as we continue to invest in product development and expand our portfolio of technologies and reagents.

Selling, general and administrative. Selling, general and administrative expense consists primarily of compensation for sales, marketing and administrative personnel, as well as legal, accounting, facilities, sales commissions and other marketing activities.

Selling, general and administrative expense in the third quarter of 2004 was $3.8 million as compared to $2.5 million in the third quarter of 2003, an increase of $1.3 million or 52 percent. This increase primarily reflected an increase in the headcount of our sales and marketing organization and associated selling costs. Included in selling, general and administrative expense for the third quarter of 2004 is $0.2 million of stock-based compensation associated with the issuance of stock options, compared to $39,000 in the third quarter of 2003. We expect that selling, general and administrative expense will increase in absolute dollars as we hire additional sales and marketing personnel, expand our sales and marketing efforts, pay additional sales commissions and incur other increased costs associated with operating as a public company.

Interest expense, net. Interest expense in the third quarter of 2004 was $0.2 million, approximately the same as in the third quarter of 2003.

Nine Months Ended September 30, 2003 and 2004

Revenue. Total revenue in the first nine months of 2004 was $21.2 million as compared to $13.2 million in the first nine months of 2003, an increase of $8 million or 61 percent. This increase resulted primarily from an increase in sales of our IVIS Imaging Systems and from higher contract revenues. Product revenue in the first nine months of 2004 was $10.7 million as compared to $4.3 million in the first nine months of 2003 due to growth in system placements of the IVIS-50 and IVIS-100 systems, the introduction of our IVIS-200 system in late 2003 and various accessories. In addition, seasonality has tended to produce more product revenues in the second and fourth quarters of the year as compared to the first and third quarters of the year. The associated licensing revenue in the first nine months of 2004 was $4.0 million as compared to $3.7 million in the first nine months of 2003. Contract revenue in the first nine months of 2004 was $6.5 million as compared to $5.2 million in the first nine months of 2003 year due to revenue derived from both the renewal of existing contracts and the addition of new contracts.

Cost of revenue. Total cost of revenue in the first nine months of 2004 was $14.3 million as compared to $8.4 million in the first nine months of 2003, an increase of $5.9 million or 70 percent. Our cost of product revenue in the first nine months of 2004 was $7.1 million as compared to $2.5 million in the first nine months of 2003 mainly due to increased unit sales. We sold IVIS 200 systems in the first nine months of 2004 which have a higher cost as compared to IVIS 50 and 100 systems. IVIS 200 systems were not available for sale in 2003. During 2004, we incurred higher freight and other transactional charges for overseas shipments that increased our 2004 expenses. Additionally, in 2004 we revised and increased our estimation of the overhead cost allocation as our product mix changes and production levels increased. Our cost of contract revenue in the first nine months of 2004 was $6.6 million as compared to $5.4 million in the first nine months of 2003 resulting from increased headcount to support newly executed contracts and renewals of existing contracts. Our cost of license revenue in the first nine months of 2004 was $0.6 million as compared to $0.5 million thousand in the first nine months of 2003. There was little difference because they are relatively fixed at comparable levels of license revenue. We expensed approximately $0.5 million of stock-based compensation associated with the issuance of stock options in first nine months of 2004, compared to negative $1,000 in first nine months of 2003.

Gross Margins. Gross margin for the first nine months of 2004 was $6.9 million, as compared to $4.8 million for the first nine months of 2003. Gross margin for the first nine months of 2004 was approximately 32 percent, as compared to 36 percent for the first nine months of 2003. The gross margin reflects a mix of gross margin effects from our three revenue components: product, contract and license revenues.

Product gross margin for the first nine months of 2004 was 34 percent, as compared to 43 percent in the first nine months of 2003. The decrease in product gross margin percent was due in part to a change in product sales mix. In the first nine months of 2004, IVIS-200 systems were sold which had not been available for sale in the same period of 2003. The IVIS-200 system currently has lower average gross margin than our earlier Imaging Systems due to low cumulative manufacturing experience and volume. During 2004, we incurred higher freight and other transactional charges for overseas shipments that had a negative impact on our gross margins. Additionally, in 2004 we revised and increased our overhead burden on our instrument systems as our product mix changed and production levels increased. Product gross margin in the first nine months of 2004 included $0.3 million in stock-based compensation expense, whereas the first nine months of 2003 included a negative $2,000 in stock-based compensation expense.

Contract revenue gross margin for the first nine months of 2004 was negative 1 percent, as compared to negative 4 percent in the first nine months of 2003. The contract research business has a relatively high fixed cost associated with our East Coast operations which provide services for the production and/or characterization of transgenic animal models. The negative gross margin in the first nine months of 2004 and 2003 resulted from underutilization of contract services capacity. Our goal is to attract additional contract research customers which will spread overhead costs over more programs resulting in planned improvement of contract research gross margin. Contract gross margin in the first nine months of 2004 included $0.2 million in stock-based compensation expense, whereas the first nine months of 2003 included $2,000 in stock-based compensation expense.

License revenue gross margin for the first nine months of 2004 was 85 percent, as compared to 86 percent in the first nine months of 2003. License revenue gross margin in the first nine months of 2004 included $23,000 in stock-based compensation expense, whereas the first nine months of 2003 included negative $1,000 in stock-based compensation expense.

Research and development. Research and development expense in the first nine months of 2004 was $9.5 million as compared to $8.0 million in the first nine months of 2003, an increase of $1.5 million or 18 percent due to increased headcount to support the development of our new imaging systems, our LPTA animal models and reagents. We expensed approximately $1.1 million of stock-based compensation associated with the issuance of stock options in first nine months of 2004, compared to negative $1,000 in first nine months of 2003.

Selling, general and administrative. Selling, general and administrative expense in the first nine months of 2004 was $11.7 million as compared to $7.3 million in the first nine months of 2003, an increase of $4.4 million or 60 percent. This increase primarily reflected an increase in the headcount dedicated to sales and marketing and associated selling costs. We expensed approximately $1.9 million of stock-based compensation associated with the issuance of stock options in first nine months of 2004, compared to $0 in first nine months of 2003. The stock-based compensation expense in the first nine months of 2004 included a charge associated with the forgiveness of loans from two officers.

Deferred Stock-Based Compensation

We account for options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123, as amended by SFAS No. 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of our employee and director stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense is consequently recorded on stock option grants based on the fair value of the options granted, which is estimated on the date of grant using an option-pricing model and it is recognized on an straight line basis over the vesting period, generally four years from the date of grant. Stock-based compensation expense recorded was $44,000 and $3.5 million for the three and nine month periods ending September 30, 2004 and $0.1 million and negative $2,000 for the three and nine month periods ending September 30, 2003. The remaining deferred stock-based compensation balance of approximately $3.4 million at September 30, 2004 will be amortized through 2007. We expect to record amortization expense for employee deferred stock-based compensation as follows:

For the Year	Amount
2004	$0.9 million
2005	$1.6 million
2006	$0.7 million
2007	$0.2 million

On December 1, 2003, we issued options covering 281,332 shares of our common stock pursuant to an option exchange program, initiated in May 2003. Pursuant to the terms of the option exchange program, eligible optionees were offered the opportunity to exchange outstanding options to purchase common stock with an exercise price of $0.70 or more for options to purchase common stock that would be issued at least six months and one day following the cancellation date of the exchanged options with an exercise price equal to the fair market value of such common stock on the date of grant, subject to the optionee continuing to provide services through the grant date of the new options. The vesting provisions of the original options would carry over to the newly issued options. We have evaluated this transaction in the context of guidance in EITF 00-23, Issues Related To The Accounting For Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44, and have concluded that the reissued options require variable accounting treatment. The effect of this accounting resulted in a stock-based compensation expense of $44,000 and $3.5 million for the three and nine month periods ending September 30, 2004 and $0.1 million and negative $2,000 for the three and nine month periods ending September 30, 2003.

In connection with the stock options granted to employees during the year ended December 31, 2003, we recorded deferred stock-based compensation of $6.3 million, which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The deferred stock-based compensation will be recognized as an expense over the vesting period of the underlying stock options, generally four years, in accordance with the method described for awards with graded-vesting in FASB Interpretation APB Opinion No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (an Interpretation of APB Nos. 15 and 25). We recorded a stock-based compensation expense of $44,000 and $3.5 million for the three and nine month periods ending September 30, 2004 and $0.1 million and negative $2,000 for the three and nine month periods ending September 30, 2003.

In October 2004, the FASB concluded that Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payment (including employee stock options) at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of Statement 123R will have on our financial position and results of operations.

Liquidity and Capital Resources

As of September 30, 2004, we had cash, cash equivalents and investment balances of $27 million. Since our inception, we have incurred significant losses, and as of September 30, 2004 we had an accumulated deficit of $162.7 million. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development and selling, general and administrative expenses will increase, and as a result we will need to generate significant revenue to achieve profitability.

Prior to the completion of our initial public offering on July 21, 2004, we financed our operations through the proceeds from the sale of approximately $97.0 million of preferred stock, $69.3 million of revenue, and, to a lesser extent, through equipment lease lines and bank lines of credit. As of September 30, 2004, we had outstanding balances under loan and lease agreements of $7.7 million, consisting of $5.0 million under one loan agreement and $2.7 million for an equipment financing line of credit. In March 2004, we entered into an amendment to a 2003 loan and security agreement we have with our primary lender, increasing our borrowing capacity from $3.0 million to $7.0 million, subject to the completion of our initial public offering. This credit facility is secured by all our assets, excluding our intellectual property and encumbered property, and matures in September 2005. As of September 30, 2004, we had borrowed $5 million on our $7 million credit facility and utilized an additional $0.8 million towards certain real estate letter of credits, leaving us $1.2 million of available facility under this agreement.

Operating activities. Net cash used in operating activities was $14.5 million in the first nine months of 2004 as compared to $14.6 million in the first nine months of 2003. The primary use of cash was to fund our net loss, adjusted for non cash expenses and changes in operating assets and liabilities. During the first nine months of 2004, net cash used by operating activities resulted primarily from net loss adjusted for non cash expenses of depreciation, amortization and stock-based compensation, increase in inventory, increase in accounts payable and decrease in deferred revenues. The increase in inventory is mainly to accommodate the production schedule necessary to meet our sales forecast and anticipated demand. The increase in accounts payable is due to that increase in inventory. The decrease in deferred revenue is due to revenue recognized from customer contracts during the first nine months of 2004. During 2003, net cash used by operating activities resulted primarily from net loss adjusted for non cash expenses of depreciation, amortization and stock-based compensation, increase in accounts receivable and deferred revenue. The increase in accounts receivable was due to an increase in revenues and deferred revenues resulted from customer contracts executed during the third quarter of 2003.

Investing activities. Net cash used in investing activities was $0.7 million in the first nine months of 2004 as compared to net cash provided of $0.7 million in the first nine months of 2003. These activities primarily consisted of sales and maturities of short-term investments, offset in by purchases of short-term investments and purchases of property and equipment.

Financing activities. In the first nine months of 2004, net cash provided by financing activities amounted to $26.3 million resulting from completion of our initial public offering on July 21, 2004 and draw down of additional loans offset by repayment of loans. In the first nine months of 2003, net cash provided by financing activities amounted to $20.5 million from the issuance of Series AA preferred stock in 2003 and draw down of additional loans offset by repayment of loans.

We believe that our current cash and cash equivalents, short-term investments, cash expected to be generated from operations and our ability to draw down on our secured revolving line of credit, will be sufficient to meet our currently planned operating requirements for at least the next 18 months. However, we may choose to modify our planned operations, due to market conditions, competitive or other factors which could substantially increase our expenses or impact our revenues, in which case our liquidity would be negatively impacted. Our liquidity would also be negatively impacted by a decrease in demand for our products and services, as well as our inability to collect accounts receivable relating to our backlog or the termination or non-renewal of agreements relating to our backlog. We have no material capital expenditures or other demands or contingencies expected to be incurred beyond the next 12 months, other than our $7.0 million credit facility which we expect to be paid from cash flows from operations.

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

Factors That May Effect Results

We have a history of losses and an accumulated deficit of $162.7 million as of September 30, 2004, and we may never achieve profitability.

We have incurred significant net losses every year since our inception, including net losses of $16.8 million in the nine months ending September 30, 2004, $20.5 million in 2003, $62.6 million in 2002 and $34.7 million in 2001. As of September 30, 2004, we had an accumulated deficit of $162.7 million. To achieve profitability, we will need to generate and sustain substantially higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

If our products and services do not become widely used by pharmaceutical, biotechnology, biomedical and chemical researchers, it is unlikely that we will ever become profitable.

Pharmaceutical, biotechnology, biomedical and chemical researchers have historically conducted in vivo biological assessment using a variety of technologies, including a variety of animal models. Compared to these technologies, our technology is relatively new, and the number of companies and institutions using our technology is limited. The commercial success of our products will depend upon the widespread adoption of our technology as a preferred method to perform in vivo biological assessment. In order to be successful, our products must meet the technical and cost requirements for in vivo biological assessment within the life sciences industry. Widespread market acceptance will depend on many factors, including:

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

We have had a limited operating history and are at an early stage of commercialization. We began selling our IVIS Imaging Systems and entered into our first commercial license in 2000. Our in vivo biophotonic imaging technology is a relatively new technology that has not yet achieved widespread adoption. To date, we have generated annual revenue as follows:

•	$21.2 million in nine months ending September 30, 2004;

•	$20.1 million in 2003;

•	$16.0 million in 2002; and

•	$13.2 million in 2001.

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

We use original equipment manufacturers, or OEMs, for various parts of our IVIS Imaging Systems, including the cameras, boxes, certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. For example, the lens for our IVIS 200 system is obtained from a single source on a purchase order basis from Coastal Optical Systems Inc., and the CCD cameras for all of our IVIS Imaging Systems are obtained from two sources, Spectral Instruments, Inc. and Andor Technology Limited. From time to time, we have experienced delays in obtaining components from certain of our suppliers, which have had an impact on our production schedule for imaging systems. We believe that alternative sources for these components in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations and impair our ability to manufacture and sell our products.

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

We have substantially increased the scale of our operations and expect to continue doing so for the foreseeable future as compared with prior years when we pursued a fiscally conservative growth plan and deliberately limited the growth of our management and operations during the national economic downturn. We are currently recruiting additional senior management personnel to enhance our management team and to support our anticipated growth in 2005 and beyond. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to improve our operational, financial and management controls, reporting systems and procedures. In addition, we will have to invest in additional customer support resources. We may also need to increase our manufacturing capacity for our imaging systems to meet continued demand for these products. To provide this additional capacity and services, we may need to expand our facilities, which will result in additional burdens on our systems and resources and require additional capital expenditures.

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

In August 2004, Xenogen Biosciences Corporation and the National Institute of Environmental Health Sciences, or NIEHS, entered into an amendment to an existing September 2003 contract for the production of knockout mouse lines. Due to delays associated with NIEHS project identification and initiation, we agreed to extend the period of performance for the first year’s production of knockout mouse lines by one full year, to September 24, 2005. The contract amendment will have the effect of shifting approximately $0.8 million of our backlog we had expected to record in 2004 to 2005. There can be no assurance that the either of the two long-term contracts, including the NIEHS contract, will be renewed annually and not terminated at any time during their terms or that we will be able to maintain our sublicensed rights under certain patents relating to these contracts.

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

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. In particular, our operating results in the first and third quarters have historically been lower than those in the second and fourth quarters due to the decision-making process of our customer base. The sale of many of our products, including our IVIS Imaging Systems and related Bioware, typically involve a significant scientific evaluation and commitment of capital by customers. Accordingly, the initial sales cycles of many of our products are lengthy and subject to a number of significant risks that are beyond our control, including customers’ budgetary constraints and internal acceptance reviews. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter, and we expect this trend to continue. In addition, a large portion of our expenses, including expenses for our Alameda, California and Cranbury, New Jersey facilities, equipment and personnel, are relatively fixed. Accordingly, if our revenue declines or does not increase as we anticipate, we might not be able to correspondingly reduce our operating expenses in a timely enough manner to avoid incurring additional losses. Our failure to achieve our anticipated level of revenue could significantly harm our operating results for a particular fiscal period.

The following are among additional factors that could cause our operating results to fluctuate significantly from period to period:

•	changes in the demand for, and pricing of, our products and services;

•	the length of our sales cycles and buying patterns of our customers, which may cause a decrease in our operating results for the third quarter;

•	the nature, pricing and timing of other products and services provided by us or our competitors;

•	changes in our revenue backlog and renewable contracts;

•	our ability to obtain key components for our imaging systems and manufacture them on a timely basis to meet demand;

•	changes in the research and development budgets of our customers;

•	acquisition, licensing and other costs related to the expansion of our operations;

•	the timing of milestones, licensing and other payments under the terms of our license agreements, commercial agreements and agreements pursuant to which others license technology to us; and

•	expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

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

We have relied to date principally on our manufacturing facility in Alameda, California to produce the IVIS Imaging Systems, our Bioware cells and microorganisms and LPTA animal models. We have also established a back-up facility for producing transgenic animals in Cranbury, New Jersey and have produced some of our LPTA animal models there. Both of these facilities and some pieces of manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. Our facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance to our Alameda facility, as it is located in an earthquake-prone area. In the event our Alameda facility or equipment were affected by man-made or natural disasters, we would be forced to shift production of the IVIS Imaging Systems and many of our Bioware cells and microorganisms and LPTA animal models to our Cranbury facility. We believe that this production shift would result in a disruption in our operations of approximately 90 to 180 days, which could harm our business. Although we currently maintain global property insurance for damage to our property and the disruption of our business from fire and other casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

We own, or control through licenses, a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. In fact, one of our primary patents covering our method of in vivo biophotonic imaging was recently subject to a re-examination proceeding before the U.S. Patent and Trademark Office that had been requested by an unidentified third party. The re-examination has concluded, and the patent has been reissued by the Patent and Trademark Office, meaning that the claims to that method will reissue under the same patent number. The claims have been amended so as to be slightly narrower than the claims originally issued.

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

We are currently the subject of, and may from time to time become engaged in, commercial disputes such as claims by customers, suppliers or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. For example, on August 9, 2001, AntiCancer, Inc. filed a lawsuit against us alleging causes of action for trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition, all of which are based on alleged false statements made by unidentified employees or third parties, including one of our consultants and customers. The complaint seeks unspecified general and exemplary monetary damages. Trial is scheduled to commence on April 4, 2005. We believe these claims are without merit and intend to vigorously defend against them. However, even if we prevail in disputes such as this, the defense of this suit will be expensive and time-consuming and may distract our management from operating our business.

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

Our executive officers, directors and principal stockholders beneficially own or control approximately 57.8 percent of the outstanding shares of our common stock, including warrants and options exercisable within 60 days of November 1, 2004. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market after our initial public offering, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. As of September 30, 2004, we had 14,769,552 outstanding shares of common stock. Of these shares, the 4,200,000 sold in our initial public offering are freely tradable without restriction or further regulation, or further regulation, other than shares purchased by our officers, directors or other “affiliates” within the meaning of Rule 144 under the Securities Act of 1933. The remaining 10,569,552 shares of common stock were issued prior to the offering or pursuant to options or warrants granted prior to the offering, and may not be sold publicly unless they are registered under the Securities Act or are sold pursuant to Rule 144 or another exemption from registration. These shares will become eligible for public resale at various times over a period of less than one year following the completion of the offering, subject to volume limitations and certain restrictions on sales by affiliates.

Our executive officers and directors and principal stockholders and their affiliates holding an aggregate of 8,458,999 shares have entered into agreements not to sell or offer to sell or otherwise dispose of any shares of common stock held by us or them until January 11, 2005 without the prior written consent of Thomas Weisel Partners LLC which may release any or all of the shares subject to lock-up agreements at any time without notice. We have filed a registration statement covering shares of common stock issuable upon exercise of options and other grants pursuant to our stock plans. In addition, the holders of 9,418,766 shares of common stock are entitled to registration rights.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates. Our exposure to interest rate risk at September 30, 2004 was related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in U.S. interest rates.

We invest our excess cash in debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we concluded that there was no material exposure to interest rate risk arising from our investments as of September 30, 2004.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego against us and other third parties. The complaint contains five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties, including one of our consultants and customers, regarding plaintiff’s products. In its lawsuit, AntiCancer seeks unspecified general and exemplary monetary damages arising from alleged contracts with third parties that it failed to enter into as a result of such alleged false statements, as well as their costs and expenses in connection with the lawsuit. Trial is scheduled to begin on April 4, 2005. We believe the complaint is without merit and intend to vigorously defend against the AntiCancer action. Even if we prevail in this dispute, the defense of this or similar suits will be expensive and time-consuming and may distract our management from operating our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

Not applicable.

(b) Use of Proceeds

On July 21, 2004, we completed our initial public offering of 4.2 million shares of our common stock at a price of $7.00 per share. The offering was made pursuant to our Registration Statement on Form S-1 (File No. 333-114152), which was declared effective by the Securities and Exchange Commission on July 15, 2004, and pursuant to which shares were offered on July 16, 2004. The offering provided net proceeds to us of approximately $24.9 million, which is net of underwriters’ discounts and commissions of approximately $2.1 million, and related legal, accounting, printing and other expenses totaling approximately $2.4 million.

Since July 16, 2004 until September 30, 2004, we used the following net proceeds from the offering: we used $2.3 million for inventory purchases, $3.1 million for employee payroll, $2.1 million for IPO related expenses (the balance of $0.3 million for IPO related expenses was paid prior to July 16, 2004) and $3.5 million for other corporate related expenses, including debt, facility costs, insurance premiums and supplies.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

(a) Exhibits

10.1	Loan and Security Agreement between Silicon Valley Bank and Xenogen Corporation, dated September 10, 2003, as amended by Loan Modification Agreement dated September 30, 2004.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XENOGEN CORPORATION

November 15, 2004	By:	/s/ David W. Carter
David W. Carter
On behalf of the Registrant and as
Chief Executive Officer
(Principal Executive Officer)

November 15, 2004	By:	/s/ William A. Albright, Jr.
William A. Albright, Jr.
On behalf of the Registrant and as
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Loan and Security Agreement between Silicon Valley Bank and Xenogen Corporation, dated September 10, 2003, as amended by Loan Modification Agreement dated September 30, 2004.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.