Form 10-Q
period 2005-03-31
XENOGEN CORP
filed 2005-05-16
CIK 1116449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At May 2, 2005, 14,854,651 shares of the registrant’s common stock, $.001 par value, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

XENOGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,048	$19,423
Short term investments	2,466	2,493
Accounts receivable—net of allowance for doubtful accounts of $717 and $738 at March 31, 2005 and December 31, 2004, respectively	7,415	7,769
Inventory	4,318	4,175
Prepaid expenses and other current assets	824	1,293

Total current assets	29,071	35,153
Property and equipment—net	2,773	3,184
Purchased intangible assets—net	380	531
Restricted investments	50	50
Other noncurrent assets	1,020	1,020

Total assets	$33,294	$39,938

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,277	$2,564
Accrued compensation	1,333	1,998
Deferred revenue	7,315	8,638
Accrued restructuring charges	287	281
Loans payable—current portion	6,347	6,372
Capital lease obligations—current portion	10	18
Other accrued liabilities	1,382	1,211

Total current liabilities	19,951	21,082
Noncurrent liabilities:
Loans payable	735	1,053
Capital lease obligations	—	1
Deferred rent	551	605
Accrued restructuring charges	1,177	1,250

Total noncurrent liabilities	2,463	2,909

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2005 and December 31, 2004, respectively; 14,837,029 and 14,769,552 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	15	15
Additional paid-in capital	185,540	186,110
Deferred stock-based compensation	(1,798)	(2,443)
Accumulated other comprehensive loss	(18)	(21)
Accumulated deficit	(172,859)	(167,714)

Total stockholders’ equity	10,880	15,947

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$33,294	$39,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Product	$5,293	$3,482
Contract	2,271	2,190
License	1,710	1,368

Total revenue	9,274	7,040

Cost of revenue:
Product	3,438	1,978
Contract	2,259	2,343
License	319	198

Total cost of revenue	6,016	4,519

Gross margin	3,258	2,521

Operating expenses:
Research and development	2,334	3,545
Selling, general and administrative	5,308	4,446
Depreciation and amortization	635	898

Total operating expenses	8,277	8,889

Loss from operations	(5,019)	(6,368)
Other income (loss)—net	(15)	220
Interest income	57	41
Interest expense	(168)	(138)

Net loss	$(5,145)	$(6,245)

Weighted average number of common shares outstanding	14,821,840	953,377

Loss per share data (basic and diluted):
Net loss per share attributable to common stockholders	$(0.35)	$(6.55)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(5,145)	$(6,245)
Reconciliation of net loss to net cash used in operating activities:
Noncash stock-based compensation expense	46	2,235
Amortization of investments	30	40
Depreciation and amortization	635	898
Noncash interest income	(50)	(28)
Changes in operating assets and liabilities:
Accounts receivable	354	(78)
Prepaid expenses and other assets	449	(390)
Inventory	(143)	204
Other noncurrent assets	—	(87)
Accounts payable	713	849
Accrued compensation and other liabilities	(494)	(834)
Deferred revenue	(1,323)	(1,402)
Accrued restructuring charges	(67)	(66)
Deferred rent	(54)	(12)

Net cash used in operating activities	(5,049)	(4,916)

Cash flows from investing activities:
Purchase of property and equipment	(74)	(168)
Proceeds from sale of property and equipment	—	54
Purchase of investments	—	(5,340)
Proceeds from maturities and sales of investments	—	3,881
Investment Interest	71	83

Net cash used in investing activities	(3)	(1,490)

Cash flows from financing activities:
Proceeds from issuance of common stock	29	18
Repayment of loans	(343)	(1,285)
Capital lease payments	(9)	(14)

Net cash used in financing activities	(323)	(1,281)

Net decrease in cash and cash equivalents	(5,375)	(7,687)
Cash and cash equivalents, beginning of year	19,423	12,519

Cash and cash equivalents, end of year	$14,048	$4,832

Supplemental disclosure of cash flow information—cash paid for interest	$147	$137

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The information presented in the Condensed Consolidated Financial Statements at March 31, 2005 and for the three months ended March 31, 2005 and 2004, is unaudited but includes all adjustments, consisting only of normal recurring adjustments, which we believe to be necessary for a fair presentation of the periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for a full year, or any other future period.

The Condensed Consolidated Balance Sheet amounts at December 31, 2004, have been derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2005.

In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by GAAP. We believe that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

2.	Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Xenogen and our wholly-owned subsidiary, Xenogen Biosciences. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications – Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on net loss or loss per share.

Cash and Cash Equivalents—We consider all short-term, highly liquid investments with original maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements— In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2002. In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment” This statement requires that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. Our adoption of this statement, which we expect to occur in the first quarter of 2006, will have a material, although non-cash, impact on our condensed consolidated statements of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. On September 15, 2004 the FASB issued proposed FSP EITF Issue 03-1-a to address the application of the EITF Issue 03-1 to debt securities that are affected by interest rate and/or sector-spread changes only. On September 30, 2004, the FASB issued FSP EITF Issue 03-1-1, which delayed the effective date of certain paragraphs of the EITF until EITF 03-1-a is issued. We expect that the adoption of this Issue and the related FSP’s will not have a significant effect on our financial condition or results of operations.

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

	Three Months Ended March 31,
	2005	2004
Dividend yield	—	—
Volatility	66.7%	—
Risk-free interest rate	3.9%	3.0%
Weighted average expected life (in years)	5	5

The weighted-average fair value of stock options granted for the three months ended March 31, 2005 and 2004 were $3.48 and $8.05, respectively. The minimum value basis for pricing options was used for all grants made prior to Xenogen becoming a publicly traded company in July 2004.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes relevant information as to reported results, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss	$(5,145)	$(6,245)
Add employee stock-based compensation	48	2,235
Deduct stock-based compensation determined under the fair value based method for all awards, net of cancellations	(856)	(1,118)

Pro forma	$(5,953)	$(5,128)

Basic and diluted net loss attributable to common stockholders loss per share:
As reported	$(0.35)	$(6.55)
Pro forma	$(0.40)	$(5.38)

Stock compensation expense for options granted to nonemployees has been determined in accordance with SFAS No. 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of options granted to nonemployees is remeasured as the underlying options vest.

Stock-based compensation expense is recorded on stock based grants based on the intrinsic value of the options granted, which is estimated on the date of grant, and is recognized on a graduated, accelerated basis over the vesting period of the grant. For the three months ended March 31, 2005 and 2004, deferred stock-based compensation expense recorded was $46,000 and $2,235,000, respectively. A significant portion of the stock based compensation decrease was the result of variable accounting treatment on certain stock options issued in 2003. The intrinsic value of those options decreased as a result of stock market fluctuations since December 31, 2004. The balance of the expense decrease for the three months ended March 31, 2005 was largely due to options being granted at current market value since July 2004, resulting in no stock based compensation expense. During the first quarter of 2004, on the other hand, there was a significant expense impact from options granted at below market value during both 2003 and the first quarter of 2004, resulting in accelerated expense recognition. Stock-based compensation charges and (credits) included in our results of operations were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Cost of revenue:
Product	$(15)	$147
Contract	(4)	132
License	(2)	14

Total cost of revenue	$(21)	$293

Research and development	$(77)	$630

Selling, general and administrative	$144	$1,312

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Restructuring Charges

In 2002, we implemented a restructuring program (the “Restructuring Plan”) to bring our expenses more in line with revised revenue and cash flow projections. This plan required the closure of the St. Louis facility, consolidation of the animal production in Cranbury, New Jersey, and elimination of personnel. Through the completion of the Restructuring Plan in December 2002, we recorded $2,108,000 of remaining lease obligation charges as restructuring charges in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and Staff Accounting Bulletin 100, Restructuring and Impairment Charges.

The following table depicts the restructuring and impairment activity for the three months ended March 31, 2005 (in thousands):

Vacated Facilities
Accrued restructuring charges:
Ending balance, December 31, 2004	$1,531
Cash expenditures	(67)

Ending balance, March 31, 2005	$1,464

At March 31, 2005, approximately $287,000 was recorded as current accrued restructuring charges and approximately $1,177,000 was recorded as noncurrent accrued restructuring charges on our consolidated balance sheets. We expect to pay the accrued lease obligations over the remaining term of the lease, which terminates in 2010.

5.	Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost or market. Cost is based on the first in, first out method. Inventories consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$2,076	$2,274
Finished goods	911	663
Work in Progress	1,331	1,238

	$4,318	$4,175

Beginning in the first quarter of 2005, the allocation of indirect facility costs to inventory was based on facility space use. Prior to January 1, 2005, the allocation of indirect facility costs to inventory was based on labor hours. We feel the change to facility space use is a more consistent way to estimate costs because it better approximates the actual use of space for production activity. The change in the facility cost allocation resulted in a $0.5 million decrease to inventoriable costs during the first quarter of 2005.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Product Warranty

We warrant our IVIS Imaging Systems for a period of one year from the date of installation. We accrue for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon our historical experience and is included in other current liabilities in our consolidated balance sheets. The amounts charged and accrued against the warranty reserve are as follows (in thousands):

	March 31, 2005	December 31, 2004
Balance, beginning of year	$246	$131
Current year accrual	107	372
Warranty expenditures charged to accrual	(93)	(257)

Balance, end of year	$260	$246

7.	Property and Equipment

Property and equipment— net consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Furniture and office equipment	$3,952	$3,904
Laboratory equipment	9,076	9,074
Leasehold improvements	4,374	4,374

	17,402	17,352
Less accumulated depreciation and amortization	(14,629)	(14,168)

	$2,773	$3,184

Depreciation expense was approximately, $484,000 and $747,000 for the three months ended March 31, 2005 and 2004, respectively.

The cost of assets held under capital leases included in fixed assets was approximately $263,000 at both March 31, 2005 and December 31, 2004. Accumulated depreciation of assets held under capital leases was approximately $249,000 and $243,000 at March 31, 2005 and December 31, 2004, respectively.

8.	Loans Payable

Under the terms of the secured loan with Silicon Valley Bank, we are required to maintain at all times a certain ratio, calculated by the sum of unrestricted cash and investment with the bank plus eligible accounts receivable, divided by outstanding loan amount. Total available borrowing under this credit facility is $7 million, and is secured by our assets excluding equipment financed through other financing and intellectual property. As of March 31, 2005 and December 31, 2004, we had borrowed $5 million on our $7 million credit facility and utilized an additional $0.8 million towards certain real estate letter of credits, leaving us $1.2 million of available facility under this agreement. This loan becomes due in September 2005.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Commitments and Contingencies

Purchase Commitments—We had various purchase order commitments totaling approximately $1.3 million as of March 31, 2005.

Legal Proceedings— On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer seeks unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. The Court recently denied our motion for summary judgment of the case, and trial is scheduled to begin on September 19, 2005. We believe the complaint is without merit and are mounting a vigorous defense.

On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents, 5,650,135, is invalid. We are vigorously defending ourselves against AntiCancer’s infringement claims and vigorously defending the validity of our 5,650,135 patent. See Note 13 – Subsequent Events below for a description of additional developments relating to this patent infringement litigation. Even if we prevail in these lawsuits, the defense of these or similar lawsuits will be expensive and time-consuming and may distract our management from operating our business.

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

10.	Stockholders’ Equity

Initial Public Offering - On July 21, 2004, we completed an initial public offering of 4,200,000 shares of common stock at a price of $7.00 per share, for proceeds of $24.9 million net of underwriting commissions and offering expenses. In connection with our initial public offering, each outstanding share of convertible preferred stock was converted into one share of common stock and all warrants exercisable for convertible preferred stock became warrants exercisable for an equivalent number of shares of common stock.

Reverse Stock Split - In April 2004, our board of directors approved a 1 for 7 reverse stock split for all common and preferred shares. Such stock split was approved by our stockholders on May 31, 2004 and was effective on July 7, 2004. All shares and per share data in the accompanying consolidated financial statements have been restated to reflect the reverse stock split.

Note Receivable from Stockholders

During 1998, we issued 88,642 shares of common stock to officers in exchange for full recourse notes receivable of approximately $111,000, at an interest rate of 6% per annum. The notes, initially due at the

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

earlier of December 31, 2002 or cessation of employment, were amended to become due at December 31, 2004 or cessation of the employment. Shares were fully vested at December 31, 2003. On March 5, 2004, our board of directors passed a resolution to forgive outstanding notes receivable, including accrued interest contingent upon the filing of a registration statement with the Securities and Exchange Commission on Form S-1 for an initial public offering before November 1, 2004. As this filing occurred on April 2, 2004, the notes were forgiven and a variable accounting stock-based compensation charge of $0.6 million was recorded in the first quarter of 2004.

Stock Option Plans

1996 Plan - In 1996, our board of directors adopted the 1996 Stock Option Plan (the “1996 Plan”). On December 1, 2003, we issued options covering 281,332 shares of our common stock pursuant to an option exchange program, initiated in May 2003. Pursuant to the terms of the option exchange program, eligible optionees were offered the opportunity to exchange outstanding options to purchase our common stock with an exercise price of $0.70 or more for options to purchase our common stock that would be issued at least six months and one day following the cancellation date of the exchanged options with an exercise price equal to the fair market value of such common stock on the date of grant, subject to the optionee continuing to provide services to us through the grant date of the new options. The vesting provisions of the original options would carry over to the newly issued options. We have evaluated this transaction in the context of guidance in EITF 00-23, “Issues Related to the Accounting For Stock Compensation Under APB Opinion No. 25” and FASB Interpretation No. 44, and have concluded that the reissued options require variable accounting treatment because they were granted with an exercise price less than the fair market value of the underlying common stock at the date of grant. For the three months ended March 31, 2005, we recorded a credit to stock-based compensation expense of approximately $0.4 million due to the decrease in the intrinsic value of the variable stock options. We recorded stock-based compensation expense of approximately $0.4 million for the three months ended March 31, 2004.

In April 2004, the 1996 Plan was amended where by no additional shares would be granted out of the plan upon the creation of the 2004 Equity Incentive Plan. Under the amendment, any shares returned to the 1996 Plan resulting from repurchase or termination of options would be reauthorized under the 2004 Equity Incentive Plan. Given the amendment, there were no authorized shares available for future grant issuance under the 1996 Plan at March 31, 2005. During the three months ended March 31, 2005, 79,865 shares were canceled and reauthorized for future grants under the 2004 Equity Incentive Plan.

2004 Equity Incentive Plan - In April 2004, our board of directors adopted our 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan, which was approved by our stockholders in May 2004, became effective upon the completion of our initial public offering. During the first quarter of 2005, options to purchase a total of 991,580 shares were granted to various employees. Pursuant to the terms of the 2004 Plan, the compensation committee of our board of directors approved an increase in the number of shares reserved for issuance under the 2004 Plan by 443,086 shares. These shares were added to the 2004 Plan during the first quarter of 2005. As of March 31, 2005, 496,339 shares were available for future issuance, including the reauthorizations from cancellations under the 1996 Plan. In connection with the stock options granted during the three months ended March 31, 2005, we recorded no deferred compensation.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2004 Director Stock Plan - Our 2004 director stock plan was adopted by our board of directors in April 2004 and approved by our stockholders in May 2004. This plan became effective upon the completion of our initial public offering and provides for the periodic grant of restricted stock to our directors.

During the first quarter of 2005, a total of 8,081 shares were issued to a director and 2,381 shares were forfeited by a director who resigned from our board. The forfeited shares were returned to the plan. Pursuant to the terms of our 2004 director stock plan, the compensation committee of our board of directors approved an increase in the number of shares reserved for issuance under the plan by 45,720 shares. These shares were added to the plan during the first quarter of 2005. As of March 31, 2005, 144,300 shares were available for future issuance. In connection with the stock awards issued during the three months ended March 31, 2005, we recorded no deferred compensation.

We recorded a total of $46,000 and $2,235,000 in stock-based compensation expense for the three months ended March 31, 2005 and 2004, respectively.

11.	Loss Per Share

Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The following securities were not included in the computations of diluted net loss attributable to common stock per share at March 31, 2005 and 2004, as their inclusion would be antidilutive:

•	convertible preferred stock of 0 and 9,418,766 shares outstanding at March 31, 2005 and 2004, respectively;

•	warrants to purchase 395,483 shares of common stock and 395,483 shares of convertible preferred stock outstanding at March 31, 2005 and 2004, respectively;

•	options to purchase common stock of 2,510,309 and 1,016,211 outstanding at March 31, 2005 and 2004, respectively; and

•	common stock subject to our right of repurchase of 150,547 and 91,429 outstanding at March 31, 2005 and 2004, respectively.

Basic and diluted net loss attributable to common stockholders per share was calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders	$(5,145)	$(6,245)

Weighted average number of common shares—basic and diluted	14,821,840	953,377

Basic and diluted net loss attributable to common stockholders per share:	$(0.35)	$(6.55)

12.	Comprehensive Income

	Three Months Ended March 31,
	2005	2004
Net loss attributable to common stockholders	$(5,145)	$(6,245)
Other comprehensive income:
Unrealized gain on available for sale investments	3	—

Comprehensive loss	$(5,142)	$(6,245)

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Subsequent Events

On April 4, 2005, we entered into Amendment No. 1 to that certain Marina Village Net Office-Tech Lease by and between Alameda Real Estate Investments, a California limited partnership (“Landlord”), and Xenogen, dated March 1, 2005, with Landlord (the “Amendment”). The Amendment expands the premises subject to the lease to include the entire 850 Marina Village Parkway building consisting of approximately 40,498 square feet. The Amendment also provides for an additional tenant improvement allowance of $104,900, and revises the base monthly rent to range from $39,283 to $45,855. Under the Amendment and our other real property lease agreements, our overall square footage in Alameda will be approximately 76,000 square feet.

On April 20, 2005, E. Kevin Hrusovsky was elected to our Board of Directors. Following the 2005 annual meeting of stockholders to be held on June 7, 2005, we expect that Mr. Hrusovsky will also serve as a member of our Nominating and Governance Committee. In connection with Mr. Hrusovsky’s election to the Board, we granted him an initial restricted stock award of 8,493 shares of common stock under our 2004 Director Stock Plan. To make room for Mr. Hrusovsky’s election to the Board, Raymond J. Whitaker, Ph.D., resigned from the Board after six years of service, and Dr. Whitaker forfeited 1,428 of the 5,715 initial restricted stock awards he received in July 2004.

On May 10, 2005, we filed our answer to AntiCancer’s amended complaint in the patent infringement lawsuit described in Note 9 above. We denied all of AntiCancer’s allegations and asserted various affirmative defenses, including our position that AntiCancer’s patents, including some of the patents cited in its complaint, and patent claims relating to in vivo imaging of fluorescence, are invalid. We are vigorously defending ourselves against AntiCancer’s claims and believe AntiCancer’s complaint is without merit. Concurrent with filing our answer to AntiCancer’s complaint, we filed our own counterclaims against AntiCancer. Our counterclaims allege that AntiCancer infringes two of our U.S. patents, 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before AntiCancer’s patents cited in its amended complaint. We intend to vigorously pursue our claims against AntiCancer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning anticipated performance of our products, services and technologies, revenue growth, future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings, additional losses, increasing production capacity and capital expenditures. We assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors, risks and uncertainties could cause actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Such factors, risks and uncertainties include, without limitation, those discussed below and elsewhere in this Quarterly Report, particularly in “Factors That May Affect Our Results”. We also urge you to carefully review the risk factors set forth in this and other documents we file from time to time with the Securities and Exchange Commission.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for any future period.

Overview

We sell integrated systems of instruments and equipment, software and reagents to biomedical and biopharmaceutical researchers that we believe improve the productivity and efficiency of the drug discovery and development process. Using the detection and measurement of photons emitted from cells and animals that we genetically engineer to emit light, which we term “biophotonic imaging”, our patented and proprietary biophotonic IVIS Imaging Systems, living animal models and research services collectively expedite in vivo data collection and analysis, a critical bottleneck in drug discovery and development. Our customers use in vivo biophotonic imaging to visually display and quantify a chosen tumor, disease, pathogen, organ or biochemical reaction. Our products are also used to create predictive animal models, primarily rats and mice, for preclinical drug discovery and development. We believe our products enable our pharmaceutical and biotechnology customers to generate higher-quality safety and efficacy data for drug candidates, to accelerate preclinical development and to reduce the development risk of product candidates that enter human clinical development. The sources of our revenue are:

•	Instruments and related imaging accessories: sales of IVIS Imaging Systems and accessories;

•	Long-term service contracts: custom animal production, animal phenotyping and IVIS service contracts; and

•	Recurring license fees: multi-year fees from our non-academic customers for our biophotonic imaging licenses and access to reagents.

We manufacture, market and sell our IVIS Imaging Systems, as well as the reagents—pathogens and tumor cells, or “Bioware”, and bioluminescent transgenic animals, or “LPTA animal models”—that allow our customers performing biopharmaceutical and biomedical research, discovery and development to collect safety, efficacy and other relevant data on product candidates. Our reagent sales are comprised of genetically modified animals (mice and rats) and cell lines that are used to characterize the role of genes in the disease process, as well as to measure the efficacy of potential drugs against certain sets of disease indications. We also provide a wide range of contract research services relating to the production of transgenic animals (in which foreign genes are incorporated) and knockout animals (in which specific genes are functionally disabled). In addition, we provide custom animal production and phenotyping services to our customers for the purpose of target validation and compound screening. Our product offerings allow our customers to gather data in living animals about biochemical pathways, the mechanism of action of drug candidates and how well these drug candidates work in living organisms.

We commenced sales of our IVIS Imaging Systems in 2000 and our animal models in 2001 and our revenues have grown each year. Our revenue continued to grow during the first quarter of 2005 where $9.3 million was recognized, an increase of $2.2 million from the first quarter of 2004. We expect our total revenues to increase for the remainder of 2005, although not necessarily at the same rate as in prior years. The gross margins for our products and services vary. During the first quarter of 2005, gross margin for our IVIS Imaging Systems was 35%, licensing fees were 81% and we were breakeven for custom animal production and phenotyping. We anticipate that gross margins on both our instruments and accessories as well as our custom animal production and phenotyping will improve as we increase our manufacturing capacity utilization. We sell our products and services directly to customers in the United States and several foreign countries. In Australia/New Zealand, China, Germany/Austria/Switzerland, India, Israel, Japan, South Korea and Taiwan we sell our IVIS Imaging Systems through independent distributors.

We have incurred significant net losses every year since our inception. We incurred losses of $62.6 million in 2002, $20.5 million in 2003, $21.8 million in 2004 and $5.1 million in the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of $172.9 million. As a company in the early stage of commercialization, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

In November 2000, in exchange for preferred stock, we acquired all the outstanding shares of Chrysalis DNX Transgenic Sciences Corporation, or DNX, renamed Xenogen Biosciences Corporation, now our wholly owned subsidiary. In 2002, we recorded an impairment of goodwill for this acquisition of $30.9 million. In September 2001, we acquired leasehold improvements and certain other tangible assets relating to a transgenic animal facility located in St. Louis, Missouri, from Incyte Genomics, Inc., or Incyte, for total consideration of $0.3 million. In addition, we acquired a license to certain patents for a one-time fee of $0.7 million. In 2002, we closed the St. Louis facility and recorded a restructuring charge.

Our revenue is subject to seasonal variations. Our customers are from the biomedical research community and the biopharmaceutical industry, and our business is closely tied to the timing of their budget cycles. In the biomedical research community, grant proposals are due in October, February and June with funds delivered the following June, October and March, respectively. We recognize most of our revenue from sales to biomedical institutions when we install IVIS Imaging Systems, which, due to the grant cycle, usually occur in the second and fourth quarters. In the biopharmaceutical industry, there are traditionally two decision making cycles: one in January or July when budgets are planned, and the second in November or December when appropriated funds must be spent or returned to the general budget. As a result, agreements are commonly entered into in the second and fourth quarters, which follow the beginning of the budget cycle.

Therefore, historically our revenue is higher in the second and fourth quarters as compared to the first and third quarters. We generally also see a decrease in the third quarter due to vacation schedules in the summer, especially with respect to our European and academic customers.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 that was filed with the Securities and Exchange Commission on March 21, 2005. Our critical accounting estimates have changed since December 31, 2004 with regard to the allocation of indirect facility costs to inventory. Prior to January 1, 2005, the allocation of indirect facility costs to inventory was based on labor hours. Beginning in the first quarter of 2005, the allocation of indirect facility costs to inventory was based on facility space use. We feel the change to facility space use is a more consistent way to estimate costs because it better approximates the actual use of space for production activity. The change in the facility cost allocation resulted in a $0.5 million decrease to inventoriable costs during the first quarter of 2005. There were no other material changes to critical accounting policies or estimates during the quarter.

Results of Operations

Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

Revenue. Revenues by source for the three months ended March 31, 2005 and 2004 were (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue:
Product	$5,293	$3,482
Contract	2,271	2,190
License	1,710	1,368

Total revenue	$9,274	$7,040

Total revenue increased to $9.3 million during the first quarter of 2005 from $7.0 million in the first quarter of 2004, or a 31.7% increase. The increase resulted primarily from increased sales of our IVIS Imaging Systems and the associated licensing fees. The number of IVIS units sold during the first quarter of 2005 was 25 as compared to 19 units sold during the first quarter of 2004. Contract revenue increased in the first quarter of 2005 by $0.1 million from the comparable period of 2004 primarily due to custom model/gene targeting activity, offset in part by decreases in animal production. One of our customers individually accounted for more than 11.5% and 17.8% of total revenue in the first quarter of 2005 and 2004, respectively.

Cost of revenue. Cost of revenue increased to $6.0 million during the first quarter of 2005 from $4.5 million in the first quarter of 2004, or a 33.1% increase. As a percentage of total revenues, cost of revenues was 64.9% for the first quarter of 2005 as compared to 64.2% for the comparable period of 2004. The increase in cost of product and licensing revenue resulted primarily from increased IVIS Imaging System unit sales and associated licensing fees. In addition, the product sales mix included a greater number of higher cost IVIS 200 Series and an initial IVIS 3-D Series Imaging System model in the first quarter of 2005 versus the comparable period of 2004. The IVIS 200 Series and IVIS 3-D Series Imaging Systems have higher component material and labor costs compared to our other IVIS Imaging Systems. The cost of revenue increase was offset in part by lower deferred stock based compensation expense. We credited expense for approximately $21,000 of stock-based compensation expense in the first quarter of 2005 and expensed approximately $0.3 million of deferred stock-based compensation in the first quarter of 2004. The cost of contract revenue, on the other hand, decreased slightly given the reduction in deferred compensation charges as discussed above, offset in part by a slight increase in gene targeting activity during 2005.

Gross Margin. Gross margins by revenue source for the three months ended March 31, 2005 and 2004 were as follows (in thousands, except percentages):

Gross Margin	2005		2004
Product	$1,855	35.1%	$1,504	43.2%
Contract	12	0.5%	(153)	(7.0%)
License	1,391	81.4%	1,170	85.5%

Total	$3,258	35.1%	$2,521	35.8%

The gross margin percentage during the first quarter of 2005 decreased slightly from the comparable period of 2004. The effect of unit production costs associated with the new IVIS 200 Series Imaging System and IVIS 3-D Series Imaging System had the greatest impact on gross margin performance. From a historical perspective, gross margins on products (sales of our IVIS Imaging Systems and accessories) averaged 38% over the three years ended December 31, 2004 and gross margins on licensing fees averaged 86% during the same period. Historical gross margins for our custom animal production and phenotyping services have varied significantly over the three years ended December 31, 2004 and have ranged from a negative to breakeven gross margin.

Product Gross Margin

For the first quarter of 2005, the newly developed, higher cost IVIS 200 Series and 3-D Series Imaging Systems made up a significantly larger share of imaging system unit sales over the comparable period of 2004, increasing average unit production costs by 42%. The increased production costs offset a sizable portion of the 52% growth in product revenue during the first quarter of 2005, resulting in an absolute dollar increase in product gross margin of $0.4 million or 23% over the first quarter of 2004. During 2004, our manufacturing organization performed research and development services relating to our IVIS 3-D Series Imaging System. Accordingly, a portion of the manufacturing organization’s expenses were recorded as research and development expenses during the first quarter of 2004. Since our manufacturing organization is no longer performing research and development services relating to our IVIS 3-D Series Imaging System after December 31, 2004, all of the manufacturing organization’s expenses are recorded as cost of revenue, which negatively impacted product gross margin in the first quarter of 2005 over the comparable period of 2004. Also negatively impacting product gross margin in the first quarter of 2005 was increased sales of our IVIS Imaging Systems through our international distributors versus the comparable period of 2004, as these units have a lower average selling price than other channels due to the distributors’ sales margin.

While the average IVIS Imaging System unit sales price increased 22% in the first quarter of 2005 versus the comparable period of 2004, this increase did not offset the increase in IVIS Imaging System unit production costs. The IVIS Systems sales increase in the first quarter of 2005 versus the first quarter of 2004 came largely from academic sector customers where pricing tends to be discounted. Approximately 49% of the dollar sales volume growth in the first quarter of 2005 came from direct IVIS System sales to academic sector customers.

Contract and Licensing Gross Margins

Contract gross margin for the first quarter of 2005 improved over the comparable period of 2004. The streamlining of expenses at our Cranbury, New Jersey facility improved overall contract gross margin in the first quarter of 2005. The licensing gross margin percentage for the first three months of 2005 decreased over the comparable period of 2004. The decrease was largely the result of discounting license fees associated with multiple unit sales. The number of repeat customers, or those purchasing multiple units, increased over the first quarter of 2004, resulting in lower fees on a per unit basis.

Research and development. Research and development expenses include the development of our new IVIS 200 Series and 3-D Series Imaging Systems, LPTA models and reagents. Research and development costs decreased in the first quarter of 2005 to $2.3 million from the $3.5 million in the comparable period last year. The decrease was due in part to an overall decrease in allocated stock based compensation expense of $0.7 million. The balance of the research and development decrease from the first quarter of 2004 is attributed to reduced product development expenses relating to the IVIS 3-D Series Imaging System, with most of the development expenditures occurring in 2004. As a percentage of total revenues, research and development expenses were 25.2% for the first quarter of 2005 as compared to 50.4% for the comparable period of 2004. The decrease is primarily attributable to the decreased expenses described above and greater total revenues for the first quarter of 2005 versus the comparable period of 2004.

Selling, general and administrative. Selling, general and administrative expenses increased to $5.3 million for the first quarter of 2005 from $4.4 million in the first quarter of 2004. General and administrative costs represented the largest component of the increase and resulted largely from operating as a public company. We closed our initial public offering in July 2004. Staffing and consulting costs increased by $0.5 million and accounting and auditing fees increased by $0.2 million over the first quarter of 2004. Directors and officers insurance and public/investor relations costs also increased over the first quarter of 2004 by $0.2 million. Legal costs and expenses, stemming in part from our litigation with AntiCancer, contributed $0.5 million of the overall cost increase from the first quarter of 2004. We expect our litigation costs and expenses to increase in future periods. Bonus compensation and other costs in the first quarter of 2005 increased over the comparable period last year by $0.3 million corresponding with the increased sales in the current period.

Selling expenses increased by $0.4 million in the first quarter of 2005 over the comparable period of 2004. Expanded marketing efforts associated with promotion and sales of the new IVIS 200 Series and 3-D Series Imaging Systems contributed to the higher selling costs in 2005. Offsetting the increases above was a decrease in allocated deferred compensation expenses of $1.2 million from 2004. As a percentage of total revenues, selling, general and administrative expenses were 57.2% for the first quarter of 2005 as compared to 63.2% for the comparable period of 2004. The decrease is primarily attributable to greater total revenues for the first quarter of 2005 versus the comparable period of 2004.

Depreciation . Depreciation expense decreased $0.3 million in the first quarter of 2005 compared to the first quarter of 2004.

Amortization of intangibles. We amortized acquisition-related intangibles in the amount of $0.2 million in both the first quarter of 2005 and 2004 relating to our November 2000 acquisition of Xenogen Biosciences Corporation. There were no acquisitions or write-offs with regard to intangibles in either the first quarter of 2005 or 2004.

Interest expense. Interest expense was $0.2 million in the first quarter of 2005 compared to $0.1 million in the first quarter of 2004. The increase was the result of a higher outstanding debt balance at the end of the first quarter of 2005 associated with our credit line with Silicon Valley Bank.

Income tax expense (benefit). We recorded no income tax expense in either the first quarter of 2005 or 2004 due to our losses in each of these quarters.

Expensing of Stock Awards. Compensation expense is recorded on stock option grants based on the intrinsic value of the options granted, which is estimated on the date of grant and it is recognized on a graduated, accelerated basis over the vesting period, generally four years from the date of grant. Deferred stock-based compensation expense recorded in the first quarter of 2005 and 2004 was approximately $46,000 million and $2.2 million, respectively. A significant portion of the stock based compensation decrease was the result of variable accounting treatment on certain stock options issued in 2003. The intrinsic value of those options decreased as a result of stock market fluctuations from December 31, 2004. The impact of the stock market value change resulted in a $0.4 million credit to expense during the first quarter of 2005, versus a $0.4 million expense increase in the first quarter of 2004 on those same options. Lastly, the balance of the expense decrease in the first quarter of 2005 stemmed largely from options being granted at current market value since July 2004, resulting in no stock based compensation expense. During the first quarter of 2004, on the other hand, there was a significant expense impact from options granted at below market value during both 2003 and the first quarter of 2004, resulting in accelerated expense recognition. The remaining deferred compensation balance of approximately $1.8 million will be amortized through 2007. We expect to record amortization expense based on the intrinsic value of the options granted for employee deferred stock-based compensation as follows.

Deferred Compensation Amortization For the Year	Amount
April 1, 2005—December 31, 2005	$1.0 million
2006	$0.6 million
2007	$0.2 million

The above amortization does not incorporate the estimated impact of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for fiscal year 2006. We are currently evaluating the impact of the new standard, including the method of implementation. We expect that there will be a material change to the amount of amortization expense recorded for deferred compensation under SFAS 123R. See “Recently Issued Accounting Pronouncements” below.

Liquidity and Capital Resources

As of March 31, 2005, we had cash, cash equivalents and investment balances of $14.0 million. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development expenses and selling, general and administrative expenses will increase, and as a result, we will need to generate significantly greater revenue than we have to date to achieve profitability.

Until our initial public offering, our operations were funded through the proceeds from the sale of preferred stock, revenue generation, and to a lesser extent, through equipment lease lines and bank lines of credit. As of March 31, 2005, we had outstanding balances under loan and lease agreements of $7.1 million, $5.0 million pursuant to a bank loan and $2.1 million pursuant to an equipment financing. During the first quarter of 2004, we repaid all principal and interest on a $1.0 million bank loan. In March 2004, we entered into an amendment to a 2003 loan and security agreement with our primary lender, increasing our borrowing capacity from $3.0 million to $7.0 million, of which $1.2 million was available as of March 31, 2005. This credit facility is secured by all our assets, excluding our intellectual property and equipment financed through our equipment financing arrangement, and matures in September 2005. As of March 31, 2005, we are in compliance with the covenants under this loan agreement. We are in discussions with our lender and a related lender to restructure our financing arrangements and increase our borrowing capacity. We anticipate that we will close the restructured arrangement in 2005.

Operating activities. Net cash used in operating activities for the first quarter of 2005 and 2004 was $5.0 million and $5.0 million, respectively. The primary use of cash was to fund our net loss, adjusted for non cash expenses and changes in operating assets and liabilities. During the first quarter of 2005, net cash used in operating activities resulted primarily from our net loss adjusted for non cash expenses of depreciation, amortization, stock-based compensation. Net cash used was also the result of an increase in inventory and decrease in deferred revenue, offset in part by increased accounts receivables collections. Deferred revenue results primarily from invoicing customers for contracts and licenses for which revenue will be recognized over future periods. During the first quarter of 2004, net cash used in operating activities resulted primarily from our net loss adjusted for non cash expenses of depreciation, amortization, stock-based compensation. In addition, net cash used resulted from an increase in accounts receivable and decrease in deferred revenue collections, offset in part by the use of existing inventory stock.

Investing activities. Net cash used in investing activities for the first quarter 2005 and 2004 was $3,000 and $1.5 million respectively. In the first quarter of 2005, small capital purchases were offset largely by proceeds from investment interest. In the first quarter of 2004, net cash used related largely to the purchase of corporate debt securities and to a much lesser extent small capital acquisitions.

Financing activities. Net cash used for financing activities for the first quarter of 2005 and 2004 was $0.3 million and $1.3 million respectively. During the first quarter of 2005, principal payments were made on equipment financings. In the first quarter of 2004, we paid down all principal and interest on a $1.0 million loan in addition to payments being made on capital equipment financings.

We believe that our current cash and cash equivalents, short-term investments, cash expected to be generated from operations and our ability to draw-down on our secured revolving line of credit with the restructuring of the financing arrangement described above will be sufficient to meet our currently planned operating requirements for at least the next 15 months. However, we may choose to modify our planned operations due to market conditions, competitive or other factors which could substantially increase our expenses or impact our revenues, in which case our liquidity would be negatively impacted. Our liquidity would also be negatively impacted by a decrease in demand for our products and services. We expect material capital expenditures of $3 million to be incurred over the remainder of 2005 to support our sales growth and increase our imaging system manufacturing capacity.

If existing cash, short-term securities, cash generated from operations and access to our secured revolving line of credit are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may have to delay development or commercialization of our products and services, defer the acquisition of complimentary products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products and services. Any of these results could harm our financial condition.

Our contractual payment obligations have increased since December 31, 2004. The increases relate to new real property leases and lease amendments we signed during the first quarter of 2005. There were no material changes to our loans payable or other contractual obligations during the first quarter of 2005. Contractual payment obligations that were fixed and determinable as of March 31, 2005 were:

	Remaining 2005	2006	2007	2008	2009 and Beyond
Payments due by Period
Operating Leases (1)	$3,106	$3,070	$2,897	$2,911	$3,879
Loans Payable (2)	6,372	1,005	102	—
Other Contractual Obligations (3)	1,326

	$10,804	$4,075	$2,999	$2,911	$3,879

(1)	Our operating leases represent rental commitment under real property leases and lease amendments and additions entered into in March 2005
(2)	Our loans are from financing of capital and leasehold purchases.
(3)	Our other contractural obligations represent purchase commitments for our key supplier.

Risk Factors that May Affect Our Results

In addition to the forward-looking statements discussed in this report, we also provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These items are factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

We have a history of losses and an accumulated deficit of $172.9 million as of March 31, 2005, and we may never achieve profitability.

We have incurred significant net losses every year since our inception. We incurred losses of $62.6 million in 2002, $20.5 million in 2003, $21.8 million in 2004 and $5.1 million in the three months ended March 31, 2005. As of March 31, 2005, we had an accumulated deficit of $172.9 million. To achieve profitability, we will need to generate and sustain substantially higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

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

Pharmaceutical, biotechnology, biomedical and chemical researchers have historically conducted in vivo biological assessment using a variety of technologies, including a variety of animal models. Compared to these technologies, our technology is relatively new, and the number of companies and institutions using our technology is relatively limited. The commercial success of our products will depend upon the widespread adoption of our technology as a preferred method to perform in vivo biological assessment. In order to be successful, our products must meet the technical and cost requirements for in vivo biological assessment within the life sciences industry. Widespread market acceptance will depend on many factors, including:

•	the willingness and ability of researchers and prospective customers to adopt new technologies;

•	our ability to convince prospective strategic partners and customers that our technology is an attractive alternative to other methods of in vivo biological assessment;

•	our customers’ perception that our products can help accelerate efforts and reduce costs in drug development; and

•	our ability to sell and service sufficient quantities of our products.

Because of these and other factors, our products may not gain widespread market acceptance or become the industry standard for in vivo biological assessment.

As a company in the early stage of commercialization, our limited history of operations makes evaluation of our business and future growth prospects difficult.

We have had a limited operating history and are at an early stage of commercialization. While we sold our first IVIS® Imaging Systems and entered into our first commercial license in 2000, we did not begin to sell our products and services in commercial quantities until 2002. Our in vivo biophotonic imaging technology is a relatively new technology that has not yet achieved widespread adoption. To date, we have generated revenues of $16.0 million in 2002, $20.1 million in 2003, $30.9 million in 2004 and $9.3 million in the three months ended March 31, 2005.

We do not have enough experience in selling our products at a level consistent with broad market acceptance and to know whether we can do so and generate a profit. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

Our future revenue is unpredictable and could cause our operating results to fluctuate significantly from quarter to quarter.

Our quarterly and annual operating results have fluctuated in the past and are likely to do so in the future. In particular, our operating results in the first and third quarters have historically been lower than those in the second and fourth quarters due to the decision-making process of our customer base. The sale of many of our products, including our IVIS Imaging Systems and related Bioware, typically involve a significant scientific evaluation and commitment of capital by customers. Accordingly, the initial sales cycles of many of our products are lengthy and subject to a number of significant risks that are beyond our control, including customers’ budgetary constraints and internal acceptance reviews. As a result of this lengthy and unpredictable sales cycle, our operating results have historically fluctuated significantly from quarter to quarter, and we expect this trend to continue. In addition, a large portion of our expenses, including expenses for our Alameda, California and Cranbury, New Jersey facilities, equipment and personnel, are relatively fixed. Historically, customer buying patterns and our revenue growth have caused a substantial portion of our revenues to occur in the last month of the quarter. Delays in the receipt of orders, our recognition of product or service revenue or the manufacture of product near the end of the quarter could cause quarterly revenues to fall short of anticipated levels. Because our operating expenses are based on anticipated revenue levels and a high percentage of our expenses are relatively fixed, less than anticipated revenues for a quarter could have a significant adverse impact on our operating results. Accordingly, if our revenue declines or does not increase as we anticipate, we might not be able to correspondingly reduce our operating expenses in a timely enough manner to avoid incurring additional losses. Our failure to achieve our anticipated level of revenue could significantly harm our operating results for a particular fiscal period.

The following are among additional factors that could cause our operating results to fluctuate significantly from period to period:

•	changes in the demand for, and pricing of, our products and services;

•	the length of our sales cycles and buying patterns of our customers, which may cause a decrease in our operating results for a quarterly period;

•	the nature, pricing and timing of other products and services provided by us or our competitors;

•	changes in our long term custom animal production contracts and other renewable contracts, including licenses;

•	our ability to obtain key components for our imaging systems and manufacture and install them on a timely basis to meet demand;

•	changes in the research and development budgets of our customers;

•	acquisition, licensing and other costs related to the expansion of our operations;

•	the timing of milestones, licensing and other payments under the terms of our license agreements, commercial agreements and agreements pursuant to which others license technology to us;

•	expenses related to our commercial and patent infringement litigation with AntiCancer and other litigation in which we may become involved; and

•	expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

Due to the possibility of fluctuations in our revenue and expenses, we believe that quarter to quarter or annual comparisons of our operating results are not a good indication of our future performance.

The termination or non-renewal of a large contract or the loss of, or a significant reduction in, sales to any of our significant customers could harm our operating results.

We generally sell our products and often provide our services pursuant to agreements that are renewable on an annual basis. Failure to renew or the cancellation of these agreements by any one of our significant customers, which include Pfizer Inc., the National Institute for Environmental Health Sciences and affiliates of Novartis, could result in a significant loss of revenue. We currently derive, and we expect to continue to derive, a large percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Revenue concentration among our largest customers is as follows:

•	our ten largest customers accounted for approximately 42%, 41% and 53% of our revenue for the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003, respectively; and

•	our largest and second largest customers during the three months ended March 31, 2005 accounted for approximately 12% and 5% of our revenue for the three months ended March 31, 2005, 16% and 7% of our revenue for the year ended December 31, 2004, and 21% and 11% of our revenue for the year ended December 31, 2003.

The loss of significant revenue from any of our significant customers could negatively impact our results of operations or limit our ability to execute our strategy.

We may not fully realize our revenue under long-term contracts, which could harm our business and result in higher losses than anticipated.

We have long-term contracts for custom animal production and/or phenotyping services with two customers that are renewed annually and are expected to generate future revenues. These two long-term contracts may not be renewed annually and may be terminated at any time during their terms. In addition, we may not be able to maintain our sublicensed rights under certain patents relating to these contracts.

If we are unable to meet customer demand, it would adversely impact our financial results and restrict our sales growth.

To be successful, we must manufacture our IVIS Imaging Systems in substantial quantities at acceptable costs. If we do not succeed in manufacturing sufficient quantities of our imaging systems to meet customer demand, we could lose customers and fail to acquire new customers, if they choose a competitor’s product because our imaging system is not available. Increasing demand since the launch of our IVIS Imaging System has necessitated an increase in our manufacturing capacity. In response, we are expanding our manufacturing capacity at our facilities in Alameda, California. If we are unable to meet customer demand for IVIS Imaging Systems, it would adversely affect our financial results and restrict our sales growth.

We depend on a limited number of suppliers, and we will be unable to manufacture or deliver our products if shipments from these suppliers are interrupted or are not supplied on a timely basis.

We use original equipment manufacturers, or OEMs, for various parts of our IVIS Imaging Systems, including the cameras, boxes, certain subassemblies, filters and lenses. We obtain these key components from a small number of sources. For example, the lens for our IVIS 200 system is obtained from a single source on a purchase order basis from Coastal Optical Systems Inc., and the CCD cameras for all of our IVIS Imaging Systems are obtained from two sources, Spectral Instruments, Inc. and Andor Technology Limited. We have binding supply agreements with Spectral and Andor. From time to time, we have experienced delays in obtaining components from certain of our suppliers, which have had an impact on our production schedule for imaging systems. We believe that alternative sources for these components in the event of a disruption or discontinuation in supply would not be available on a timely basis, which would disrupt our operations and impair our ability to manufacture and sell our products.

Our dependence upon outside suppliers and OEMs exposes us to risks, including:

•	the possibility that one or more of our suppliers could terminate their services at any time;

•	the potential inability of our suppliers to obtain required components or products;

•	reduced control over pricing, quality and timely delivery, due to the difficulties in switching to alternative suppliers;

•	the potential delays and expense of seeking alternative suppliers; and

•	increases in prices of raw materials, products and key components.

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

Because we receive revenue principally from biomedical research institutions and pharmaceutical, biotechnology and chemical companies, the capital spending policies of these entities may have a significant effect on the demand for our products.

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

We may seek additional funds from public and private stock offerings, borrowings under lease lines of credit or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. This financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

•	revenues generated by sales of our current and future products and services, which is in part reliant on our success in ramping up our sales and marketing organization;

•	the termination or non-renewal of material contracts or loss of significant customers;

•	expenses we incur in developing and selling our products and services;

•	developments or disputes concerning patents, proprietary rights or other commercial disputes; and

•	changes in our growth rates.

If adequate funds are not available, we may have to delay development or commercialization of our products and services, defer the acquisition of complimentary products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products and services. Any of these results could harm our financial condition.

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

We have substantially increased the scale of our operations and expect to continue doing so for the foreseeable future as compared with prior years when we pursued a fiscally conservative growth plan and deliberately limited the growth of our management and operations during the national economic downturn. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to improve our operational, financial and management controls, reporting systems and procedures. In addition, we will have to invest in additional customer support resources. We are also increasing our manufacturing capacity for our imaging systems to meet continued and growing demand for these products. To provide this additional capacity and services, we are expanding our facility space dedicated to instrument manufacturing in our Alameda, California facility, and we will need to, hire and train additional personnel for manufacturing, installation and field support, and expand our inventory of instrumentation parts and components, which will result in additional burdens on our systems and resources and require additional capital expenditures.

We have a limited sales and marketing organization, and although we intend to increase our sales and marketing organization, we may be unable to build an organization to meet demand for our products and services.

We currently have a limited number of people in our sales force engaged in the direct sale of our products, many of whom were added in 2004. Because our products are technical in nature, we believe that our sales and marketing staff must have scientific or technical expertise and experience and require they be trained in the instrumentation and reagents that they sell. Although we expanded our sales and marketing organization in 2004 and continue our expansion efforts in 2005, the number of employees with these skills is relatively small. Competition is intense and we may not be able to continue to attract and retain sufficient qualified people or grow and maintain an efficient and effective sales and marketing department. In several foreign countries and regions outside the U.S., including several countries in Europe and Asia, we sell our products and services primarily through third-party distributors. We are dependent upon the sales and marketing efforts of our third-party distributors in these international markets. These distributors may not commit the necessary resources to effectively market and sell our products and services. Further, they may not be successful in selling our products and services. Our financial condition would be harmed if we fail to build an adequate direct and indirect sales and marketing organization and our marketing and sales efforts are unsuccessful.

We depend on key employees in a competitive market for skilled personnel, and without additional employees, we cannot grow or achieve profitability.

We are highly dependent on the principal members of our management team, including David W. Carter, chairman of our board and chief executive officer, and Pamela R. Contag, Ph.D., our president. With the exception of Mr. Carter and Dr. Contag, none of the principal members of our management team and scientific staff have entered into employment agreements with us, nor, with the exception of Mr. Carter and Dr. Contag, do we have any key person life insurance on such individuals. Additionally, as a practical matter, any employment agreement we may enter into will not ensure the employee’s retention.

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

We rely on patent, copyright, trade secret and trademark laws to limit the ability of others to compete with us using the same or similar technology in the U.S. and other countries. However, these laws afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of adequate rules and methods for defending and enforcing intellectual property rights.

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

We own, or control through licenses, a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. In fact, one of our primary patents covering our method of in vivo biophotonic imaging was recently subject to a re-examination proceeding before the U.S. Patent and Trademark Office that had been requested by an unidentified third party. The re-examination concluded in 2004, and the patent has been reissued by the Patent and Trademark Office, meaning that the claims to that method reissued under the same patent number. The claims had been amended so as to be slightly narrower than the claims originally issued. AntiCancer, a party with whom we have been engaged in ongoing commercial litigation, filed a lawsuit against us alleging infringement of five patents. The lawsuit was recently amended to add a claim requesting that the court declare invalid our patent that was recently the subject of the re-examination proceeding. For a description of our litigation with AntiCancer, see “Part II, Item 1. Legal Proceedings.”

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

These lawsuits could be expensive, take significant time and could divert management’s attention from other business concerns. These lawsuits would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may suffer reduced instrumentation sales and/or license revenue as a result of pending lawsuits or following final resolution of lawsuits. Further, these lawsuits may also provoke these third parties to assert claims against us. Attempts to enforce our patents may trigger third party claims that our patents are invalid. We may not prevail in any of these suits and any damage or other remedies awarded to us, if any, may not be commercially valuable. During the course of these suits, there may be public announcements of results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or others perceive any of these results to be negative, it could cause our stock price to decline.

We recently filed with the court our response to the AntiCancer patent infringement lawsuit. With our response, we filed counterclaims against AntiCancer alleging that it infringes two of our U.S. patents. For a description of our litigation with AntiCancer, see “Part II, Item 1. Legal Proceedings.”

Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

We may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated because there are numerous issued and pending patents in the life sciences industry and, as described above, the validity and breadth of life sciences patents involve complex legal and factual questions. Our competitors may assert that their U.S. or foreign patents may cover our products and the methods we employ. For example, one of our principal competitors, Lexicon Genetics Incorporated, had been involved in litigation regarding intellectual property claims relating to the creation of transgenic animals. In addition, because patent applications can take many years to issue, there may be currently pending applications, of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe. In addition, we are involved in patent infringement litigation with AntiCancer, as described above. For a more detailed description of our litigation with AntiCancer, see “Part II, Item 1. Legal Proceedings.”

From time to time, we have received, and may receive in the future, letters asking us to license certain technologies the signing party believes we may be using or would like us to use. In 2004 and 2005, we received letters from counsel for Lexicon Genetics Incorporated asking us to review with them one of our methods for custom animal production in relation to two patents which they exclusively license. Although we declined to do so, we are evaluating the patents.

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

We rely on licenses to use various technologies that are material to our business, including licenses to the use of certain biologicals, and licenses to engineer and commercialize transgenic animals. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the negotiation of, continuation of and compliance with the terms of those licenses and the continued validity of these patents. In some cases, we do not control the prosecution or filing of the patents to which we hold licenses. Instead, we rely upon our licensors to prevent infringement of those patents. Under the GenPharm International, Inc. sublicense for certain gene targeting patents we use, GenPharm retains the sole right to enforce those patent rights against infringers. Under the Promega Corporation and The Regents of the University of California licenses for a patented form of firefly luciferase used in our LPTA animal models and certain of our Bioware, we do not have the right to enforce the patent, and neither licensor is obligated to do so on our behalf. Some of the licenses under which we have rights, such as our licenses from Stanford University and Ohio University, provide us with exclusive rights in specified fields, including the right to enforce the patents licensed to us from these two universities, but the scope of our rights under these and other licenses may become subject to dispute by our licensors or third parties. Certain of our other licenses contain due diligence obligations, as well as provisions that allow the licensor to terminate the license upon specific conditions.

We occasionally may become subject to commercial disputes that could harm our business.

We are currently the subject of, and may from time to time become engaged in, commercial disputes such as claims by customers, suppliers or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. For example, on August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer seeks unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. The Court recently denied our motion for summary judgment of the case, and trial is scheduled to begin on September 19, 2005. AntiCancer recently filed another lawsuit against us for patent infringement. We believe both complaints are without merit and are mounting a vigorous defense. See “Part II, Item 1. Legal Proceedings.”

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

We believe that in the near term, the market for in vivo biological assessment will be subject to rapid change and will be significantly affected by new technology introductions and other market activities of industry participants. As other companies develop new technologies and products to conduct in vivo biological assessment, we may be required to compete with many larger companies that enjoy several competitive advantages, including:

•	established distribution networks;

•	established relationships with life science, pharmaceutical, biotechnology and chemical companies as well as with biomedical researchers;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage; and

•	greater resources for technology and product development, sales and marketing and patent litigation.

Our principal competitors that use established technologies for in vivo biological assessment include Exelixis, Inc. and Lexicon Genetics Incorporated. Each of these companies uses animal models in the area of target validation in drug discovery and utilizes methods of assessment based upon knockout mice as well as other organisms such as fruit flies, worms and yeast. We face competition from several companies including Eastman Kodak Company, Berthold Detection Systems GmbH, Hamamatsu Photonics, K.K. and Roper Scientific, Inc., that have recently begun to market systems that may be used to perform biophotonic imaging with the appropriate licenses. At any time, other companies may develop additional directly competitive products that could achieve greater market acceptance or render our products obsolete.

We may engage in future acquisitions, which could be expensive and time consuming, and such acquisitions could adversely affect your investment in us as we may never realize any benefits from such acquisitions.

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

We offer a portfolio of transgenic animals and LPTA animal models for use by researchers in a wide range of research and drug discovery programs and also perform breeding and model validation. We maintain animal facilities in Alameda, California and Cranbury, New Jersey. These animals and facilities must be free of contaminants, viruses or bacteria, or pathogens that would compromise the quality of research results. Contamination of our isolated breeding rooms could disrupt our models, delay delivery to customers of data generated from phenotyping and result in decreased sales. Contamination would result in inventory loss, clean-up and start-up costs and reduced sales as a result of lost customer orders.

In 2003, one of our animal facilities in Alameda was contaminated by a mouse virus introduced through one of our animal vendors. We closed that facility for decontamination, and transferred our most valuable strains to third party breeders for rederivation so that we could continue to provide animals to our customers. The decontamination process took approximately three months. We have moved all of these operations to a new barrier facility to reduce the contamination risk. This event did not represent a loss of revenue, but did affect our operational costs by increasing our animal support costs.

If a natural or man-made disaster strikes our manufacturing facility, we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenue.

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

Additionally, exports of our IVIS Imaging Systems and biological reagents to foreign customers and distributors are governed by the International Traffic in Arms Regulations, the Export Administration Regulations, Patriot Act and Bioterrorism Safety Act. Although these laws and regulations do not restrict our present foreign sales programs, any future changes to these regulatory regimes may negatively affect or limit our foreign sales.

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

The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours with short operating histories and without consistent product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. Factors that could cause this volatility in the market price of our common stock include:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include an annual report regarding our evaluation of our internal controls in the company’s annual report for the year ending December 31, 2005 if we are an “accelerated filer” as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended, or December 31, 2006 if we are not an “accelerated filer.” In preparation for that management report, we will need to assess the adequacy of our internal controls, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We expect to utilize outside consultants to assist with this project, which will increase our selling, general and administrative costs in 2005 and perhaps 2006. We may also discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective, and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and holders of 10% or more of our common stock beneficially own or control approximately 39.5 percent of the outstanding shares of our common stock. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Future sales of common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. Most of our shares are freely tradable without restriction or further regulation, other than shares purchased by our officers, directors or other “affiliates” within the meaning of Rule 144 under the Securities Act. Also, many of our employees and consultants may exercise their stock options in order to sell the stock underlying their options in the market under a registration statement we have filed with the SEC.

Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable and could also limit the market price of investors’ stock.

Our certificate of incorporation and bylaws contain provisions that could also delay or prevent a change in control of our company. Among these provisions are the following:

•	authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	prohibit stockholder actions by written consent; and

•	provide for a classified board of directors.

In addition, we are governed by the provisions of Section 203 of Delaware General Corporate Law. These provisions may prohibit stockholders owning 15% or more of our outstanding voting stock from merging or combining with us. Section 203 of Delaware General Corporate Law and other provisions in our amended and restated certificate of incorporation and bylaws and under Delaware law could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates. Our exposure to interest rate risk at March 31, 2005 was related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in U.S. interest rates.

We invest our excess cash in debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we concluded that there was no material exposure to interest rate risk arising from our investments as of March 31, 2005.

Item 4.	Controls and Procedures .

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

If, as of December 31, 2005, we meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act, we will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from an independent registered public accounting firm in our Annual Report on Form 10-K for our fiscal year ending December 31, 2005. If, however we are not deemed an “accelerated filer” at that time, we will not have to include such assessment and attestation until our Annual Report on Form 10-K for our fiscal year ended December 31, 2006. As of March 31, 2005, we do not meet the “accelerated filer” definition.

PART II–OTHER INFORMATION

Item 1.	Legal Proceedings

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

On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents, 5,650,135, is invalid. On May 10, 2005, we filed our answer to AntiCancer’s amended complaint. We denied all of AntiCancer’s allegations and asserted various affirmative defenses, including our position that AntiCancer’s patents, including some of the patents cited in its complaint, and patent claims relating to in vivo imaging of fluorescence, are invalid. We are vigorously defending ourselves against AntiCancer’s claims and believe AntiCancer’s complaint is without merit. Concurrent with filing our answer to AntiCancer’s complaint, we filed our own counterclaims against AntiCancer. Our counterclaims allege that AntiCancer infringes two of our U.S. patents, 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before AntiCancer’s patents cited in its amended complaint. We intend to vigorously pursue our claims against AntiCancer.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .

(a) Sale of Unregistered Shares

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

We have used and intend to continue to use the proceeds from the offering for use in the operation and expansion of our business. Since July 16, 2004 until March 31, 2005, we used the following net proceeds from the offering: we used $4.3 million for inventory purchases, $5.6 million for employee payroll, $2.1 million for IPO related expenses (the balance of $0.3 million for IPO related expenses was paid prior to July 16, 2004) and $5.5 million for other corporate related expenses, including debt, facility costs, insurance premiums and supplies.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a) Exhibits.

Exhibit Number	Description
10.1	Amendment No. 1, dated April 1, 2005, to the Marina Village Net Office-Tech Lease by and between Alameda Real Estate Investments, a California limited partnership, and Xenogen, dated March 1, 2005.

10.2†	Addendum, dated April 22, 2005, to the CCD Camera Manufacture and Supply Agreement between Spectral Instruments and Xenogen, dated April 9, 2003.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2005.

XENOGEN CORPORATION

By:	/s/ DAVID W. CARTER
David W. Carter
Chairman of the Board and Chief Executive Officer

By:	/s/ WILLIAM A. ALBRIGHT, JR.
William A. Albright, Jr.
Senior Vice President, Finance & Operations and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment No. 1, dated April 1, 2005, to the Marina Village Net Office-Tech Lease by and between Alameda Real Estate Investments, a California limited partnership, and Xenogen, dated March 1, 2005.

10.2†	Addendum, dated April 22, 2005, to the CCD Camera Manufacture and Supply Agreement between Spectral Instruments and Xenogen, dated April 9, 2003.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested for portions of this exhibit.