Form 10-Q
period 2005-06-30
XENOGEN CORP
filed 2005-08-15
CIK 1116449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 Or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-32239

XENOGEN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0412269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

860 Atlantic Avenue, Alameda, California	94501
(Address of principal executive offices)	(Zip Code)

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

At August 1, 2005, 15,034,090 shares of the registrant’s common stock, $.001 par value, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

XENOGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,315	$19,423
Short term investments	2,446	2,493
Accounts receivable—net of allowance for doubtful accounts of $672 and $738 at June 30, 2005 and December 31, 2004, respectively	6,352	7,769
Inventory	4,974	4,175
Prepaid expenses and other current assets	858	1,293

Total current assets	24,945	35,153
Property and equipment—net	2,513	3,184
Purchased intangible assets—net	229	531
Restricted investments	51	50
Other noncurrent assets	1,020	1,020

Total assets	$28,758	$39,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,573	$2,564
Accrued compensation	1,665	1,998
Deferred revenue	7,395	8,638
Accrued restructuring charges	289	281
Loans payable—current portion	6,293	6,372
Capital lease obligations—current portion	6	18
Other accrued liabilities	1,166	1,211

Total current liabilities	19,387	21,082
Noncurrent liabilities:
Loans payable	444	1,053
Capital lease obligations	—	1
Deferred rent	497	605
Accrued restructuring charges	1,105	1,250

Total noncurrent liabilities	2,046	2,909

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2005 and December 31, 2004, respectively; 14,868,448 and 14,769,552 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	15	15
Additional paid-in capital	185,884	186,110
Deferred stock-based compensation	(1,966)	(2,443)
Accumulated other comprehensive loss	(10)	(21)
Accumulated deficit	(176,598)	(167,714)

Total stockholders’ equity	7,325	15,947

Total liabilities and stockholders’ equity	$28,758	$39,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product	$5,041	$3,720	$10,334	$7,202
Contract	2,873	2,390	5,144	4,580
License	1,788	1,341	3,498	2,709

Total revenue	9,702	7,451	18,976	14,491

Cost of revenue:
Product	3,127	2,689	6,565	4,667
Contract	2,250	2,220	4,509	4,563
License	252	217	571	415

Total cost of revenue	5,629	5,126	11,645	9,645

Gross margin	4,073	2,325	7,331	4,846

Operating expenses:
Research and development	2,196	3,190	4,530	6,735
Selling, general and administrative	4,910	3,425	10,218	7,871
Depreciation and amortization	585	775	1,220	1,673

Total operating expenses	7,691	7,390	15,968	16,279

Loss from operations	(3,618)	(5,065)	(8,637)	(11,433)
Other income (loss)—net	(16)	34	(31)	254
Interest income	61	15	118	56
Interest expense	(166)	(150)	(334)	(288)

Net loss	$(3,739)	$(5,166)	$(8,884)	$(11,411)

Weighted average number of common shares outstanding	14,791,306	968,244	14,776,278	960,810

Loss per share data (basic and diluted):
Net loss per share attributable to common stockholders	(0.25)	$(5.34)	$(0.60)	$(11.88)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(8,884)	$(11,411)
Reconciliation of net loss to net cash used in operating activities:
Noncash stock-based compensation expense	216	3,481
Amortization of investments	60	—
Depreciation and amortization	1,220	1,673
Loan forgiveness	—	153
Noncash interest income (expense)	(103)	63
Gain on disposal of fixed assets	—	(219)
Changes in operating assets and liabilities:
Accounts receivable	1,417	(790)
Prepaid expenses and other assets	435	(131)
Inventory	(799)	(341)
Other noncurrent assets	—	(746)
Accounts payable	9	1,738
Accrued compensation and other liabilities	(378)	(612)
Deferred revenue	(1,243)	(2,129)
Accrued restructuring charges	(137)	(133)
Deferred rent	(108)	(25)

Net cash used in operating activities	(8,295)	(9,429)

Cash flows from investing activities:
Purchase of property and equipment	(287)	(353)
Proceeds from sale of property and equipment	40	262
Purchase of investments	—	(5,340)
Proceeds from maturities and sales of investments	—	4,460
Investment interest	100	—

Net cash used in investing activities	(147)	(971)

Cash flows from financing activities:
Proceeds from issuance of common stock	35	22
Draw down from loans	—	2,000
Repayment of loans	(688)	(1,587)
Capital lease payments	(13)	(29)

Net cash provided by (used in) financing activities	(666)	406

Net decrease in cash and cash equivalents	(9,108)	(9,994)
Cash and cash equivalents, beginning of year	19,423	12,519

Cash and cash equivalents, end of year	$10,315	$2,525

Supplemental disclosure of cash flow information—cash paid for interest	$334	$287

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The information presented in the Condensed Consolidated Financial Statements at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, is unaudited but includes all normal recurring adjustments, which we believe to be necessary for a fair presentation of the periods presented. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for a full year, or any other future period.

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

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Xenogen and our wholly-owned subsidiary, Xenogen Biosciences Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Recent Accounting Pronouncements— In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We expect that the adoption of SFAS No. 154 will not have a significant effect on our financial condition or results of operations.

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

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Volatility	92.6%	—	67.2%	—
Risk-free interest rate	3.8%	3.5%	3.8%	3.1%
Weighted average expected life (in years)	5	5	5	5

The weighted-average fair value of stock options granted for the three months ended June 30, 2005 and 2004 were $3.53 and $4.28, respectively, and $3.48 and $6.52, for the six months ended June 30, 2005 and 2004, respectively. The minimum value basis for pricing options, which assumed 0% volatility, was used for all grants made prior to Xenogen becoming a publicly traded company in July 2004.

The following table summarizes relevant information as to reported results, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss:	$(3,739)	$(5,166)	$(8,884)	$(11,411)
Add employee stock-based compensation	169	1,246	217	3,481
Deduct stock-based compensation determined under the fair value based method for all awards, net of cancellations	(1,133)	(1,027)	(2,011)	(2,218)

Pro forma	$(4,703)	$(4,947)	$(10,678)	$(10,148)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(0.25)	$(5.34)	$(0.60)	$(11.88)
Pro forma	$(0.32)	$(5.11)	$(0.72)	$(10.56)

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

Stock-based compensation expense is recorded on stock based grants based on the intrinsic value of the options granted, which is estimated on the date of grant, and is recognized on a graduated, accelerated basis

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

over the vesting period of the grant. For the three months ended June 30, 2005 and 2004, deferred stock-based compensation expense recorded was $169,000 and $1,246,000, respectively, and $215,000 and $3,481,000, for the six months ended June 30, 2005 and 2004, respectively. A significant portion of the stock based compensation decrease was the result of variable accounting treatment on certain stock options granted in 2003 in connection with a stock option exchange program. The intrinsic value of those options decreased as a result of decrease in our stock price since December 31, 2004. The balance of the expense decrease for the three and six months ended June 30, 2005 was largely due to options being granted at current market value since July 2004, resulting in no stock-based compensation expense. During the first half of 2004, on the other hand, there was a significant expense impact from options granted at below market value during both 2003 and the first half of 2004, resulting in accelerated expense recognition. Stock-based compensation charges and (credits) included in our results of operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of revenue:
Product	$—	$149	$(15)	$296
Contract	2	94	(2)	226
License	—	12	(2)	26

Total cost of revenue	$2	$255	$(19)	$548

Research and development	$(1)	$547	$(78)	$1,177

Selling, general and administrative	$168	$444	$312	$1,756

Total	$169	$1,246	$215	$3,481

4.	Restructuring Charges

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

The following table depicts the restructuring and impairment activity for the six months ended June 30, 2005 (in thousands):

Vacated Facilities
Accrued restructuring charges:
Ending balance, December 31, 2004	$1,531
Cash expenditures	(137)

Ending balance, June 30, 2005	$1,394

At June 30, 2005, approximately $289,000 was recorded as current accrued restructuring charges and approximately $1,105,000 was recorded as noncurrent accrued restructuring charges on our consolidated balance sheets. We expect to pay the accrued lease obligations over the remaining term of the lease, which terminates in 2010.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Inventory

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. Inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$1,959	$2,274
Finished goods	1,211	663
Work in Progress	1,804	1,238

	$4,974	$4,175

Beginning in the first quarter of 2005, the capitalization of indirect facility costs was based on facility space use. Prior to January 1, 2005, the allocation of indirect facility costs to inventory was based on labor hours. We feel the change to facility space use more closely approximates the actual use of space for production activity. The change in the facility cost allocation resulted in a $0.5 million and $1.0 million decrease to inventoriable costs during the three and six months ended June 30, 2005, respectively. Of the $1.0 million, $0.6 million reduced cost of product sales for the six months ended June 30, 2005.

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

	2005	2004
Balance, January 1	$246	$131
Current period accrual	194	167
Warranty expenditures charged to accrual	(190)	(105)

Balance, June 30	$250	$193

7.	Property and Equipment

Property and equipment—net consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Furniture and office equipment	$3,979	$3,904
Laboratory equipment	9,049	9,074
Leasehold improvements	4,479	4,374

	17,507	17,352
Less accumulated depreciation and amortization	(14,994)	(14,168)

	$2,513	$3,184

Depreciation expense was approximately, $434,000 and $624,000, respectively, for the three months ended June 30, 2005 and 2004 and approximately $918,000 and $1,371,000 for the six months ended June 30, 2005 and 2004, respectively.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The cost of assets held under capital leases included in fixed assets was approximately $263,000 at both June 30, 2005 and December 31, 2004. Accumulated depreciation of assets held under capital leases was approximately $255,000 and $243,000 at June 30, 2005 and December 31, 2004, respectively.

8.	Loans Payable

Under the terms of the secured loan with Silicon Valley Bank, we are required to maintain at all times a certain ratio, calculated by the sum of unrestricted cash and investment with the bank plus eligible accounts receivable, divided by outstanding loan amount. Total available borrowing under this credit facility is $7.0 million, and is secured by our assets excluding equipment financed through other financing and intellectual property. As of June 30, 2005 and December 31, 2004, we had borrowed $5.0 million on our $7.0 million credit facility and utilized an additional $0.8 million towards certain real estate letter of credits, leaving us $1.2 million of available facility under this agreement. See Note 13 below for a description of the restructuring of our loan arrangement with Silicon Valley Bank and a new loan arrangement with Silicon Valley Bank and Partners for Growth.

9.	Commitments and Contingencies

Purchase Commitments—We had various purchase order commitments totaling approximately $4.9 million as of June 30, 2005.

Legal Proceedings— On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer seeks unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. Trial is scheduled to begin on October 11, 2005. We believe the complaint is without merit and are mounting a vigorous defense.

On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents, 5,650,135, is invalid. On May 10, 2005, we filed our answer to AntiCancer’s amended complaint. We denied all of AntiCancer’s allegations and asserted various affirmative defenses, including our position that AntiCancer’s patents, including some of the patents cited in its complaint, and patent claims relating to in vivo imaging of fluorescence are invalid. We are vigorously defending ourselves against AntiCancer’s claims and believe AntiCancer’s complaint is without merit. Concurrent with filing our answer to AntiCancer’s complaint, we filed our own counterclaims against AntiCancer. Our counterclaims allege that AntiCancer infringes two of our U.S. patents, 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before AntiCancer’s patents cited in its amended complaint. We intend to vigorously pursue our claims against AntiCancer.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On March 5, 2004, our board of directors passed a resolution to forgive outstanding notes receivable, including accrued interest contingent upon the filing of a registration statement with the Securities and Exchange Commission on Form S-1 for an initial public offering before November 1, 2004. As this filing occurred on April 2, 2004, the notes were forgiven and a variable accounting stock-based compensation charge of $0.6 million was recorded in the first quarter of 2004. For the three and six months ending June 30, 2004, $0.8 million was recorded as part of general and administrative expense and cost of sales.

Stock Option Plans

1996 Plan - In 1996, our board of directors adopted the 1996 Stock Option Plan (the “1996 Plan”). On December 1, 2003, we issued options covering 281,332 shares of our common stock pursuant to an option exchange program, initiated in May 2003. Pursuant to the terms of the option exchange program, eligible optionees were offered the opportunity to exchange outstanding options to purchase our common stock with an exercise price of $0.70 or more for options to purchase our common stock that would be issued at least six months and one day following the cancellation date of the exchanged options with an exercise price equal to the fair market value of such common stock on the date of grant, subject to the optionee continuing to provide services to us through the grant date of the new options. The vesting provisions of the original options would

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

carry over to the newly issued options. We have evaluated this transaction in the context of guidance in EITF 00-23, “Issues Related to the Accounting For Stock Compensation Under APB Opinion No. 25” and FASB Interpretation No. 44, and have concluded that the reissued options require variable accounting treatment because they were granted with an exercise price less than the fair market value of the underlying common stock at the date of grant. For the three and six months ended June 30, 2005, we recorded a credit to stock-based compensation expense of approximately $0.2 million and $0.6 million, respectively, due to the decrease in the intrinsic value of the variable stock options. We recorded stock-based compensation expense of approximately $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2004.

In April 2004, the 1996 Plan was amended where by no additional shares would be granted out of the plan upon the creation of the 2004 Equity Incentive Plan. Any shares returned to the 1996 Plan resulting from repurchase or termination of options would be reauthorized under the 2004 Equity Incentive Plan. Accordingly, there were no authorized shares available for future grant issuance under the 1996 Plan at June 30, 2005. During the three months ended June 30, 2005, 5,328 shares were canceled and reauthorized for future grants under the 2004 Equity Incentive Plan.

2004 Equity Incentive Plan - In April 2004, our board of directors adopted our 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan, which was approved by our stockholders in May 2004, became effective upon the completion of our initial public offering. During the three and six months ended June 30, 2005, options to purchase a total of 104,925 and 1,096,505 shares, respectively, were granted to various employees. Pursuant to the terms of the 2004 Plan, the Compensation Committee of our board of directors approved an increase in the number of shares reserved for issuance under the 2004 Plan by 443,086 shares. These shares were added to the 2004 Plan during the first quarter of 2005. As of June 30, 2005, 406,113 shares were available for future issuance, including the reauthorizations from cancellations under the 1996 Plan and the 2004 Plan. In connection with the stock options granted during the three and six months ended June 30, 2005, we recorded no deferred compensation as the exercise price of the shares granted was equal to the market value.

2004 Director Stock Plan - Our 2004 director stock plan was adopted by our board of directors in April 2004 and approved by our stockholders in May 2004. This plan became effective upon the completion of our initial public offering and provides for the periodic grant of restricted stock to our directors.

During the three and six months ended June 30, 2005, a total of 65,993 and 74,074 shares, respectively, were issued to directors and 1,428 and 3,809 shares, respectively, were forfeited. The forfeited shares were returned to the plan. Pursuant to the terms of the 2004 Director Stock Plan, the Compensation Committee of our board of directors approved an increase in the number of shares reserved for issuance under the plan by 45,720 shares. These shares were added to the plan during the first quarter of 2005. As of June 30, 2005, 79,735 shares were available for future issuance. In connection with the stock awards issued during the three and six months ended June 30, 2005, we recorded approximately $23,000 of deferred compensation expense.

We recorded a total of $169,000 and $215,000 in stock-based compensation expense for the three and six months ended June 30, 2005, respectively. We recorded a total of $1,246,000 and $3,481,000 in stock based compensation expense for the three and six months ended June 30, 2004, respectively,

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Loss Per Share

Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The following securities were not included in the computations of diluted net loss attributable to common stock per share at June 30, 2005 and 2004, as their inclusion would be antidilutive:

•	convertible preferred stock outstanding of 0 and 9,418,766 shares at June 30, 2005 and 2004, respectively;

•	warrants to purchase 395,483 shares of common stock and 395,483 shares of convertible preferred stock outstanding at June 30, 2005 and 2004, respectively;

•	options to purchase common stock of 2,502,160 and 1,031,356 shares at June 30, 2005 and 2004, respectively; and

•	common stock subject to our right to repurchase of 244,098 and 91,429 shares at June 30, 2005 and 2004, respectively.

Basic and diluted net loss attributable to common stockholders per share was calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(3,739)	$(5,166)	$(8,884)	$(11,411)

Weighted average number of common shares—basic and diluted	14,791,306	968,244	14,776,278	960,810

Basic and diluted net loss attributable to common stockholders per share:	$(0.25)	$(5.34)	$(0.60)	$(11.88)

12.	Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(3,739)	$(5,166)	$(8,884)	$(11,411)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	8	(29)	11	(29)

Comprehensive loss	$(3,731)	$(5,195)	$(8,873)	$(11,440))

13.	Subsequent Events

Agreements with Silicon Valley Bank and Partners for Growth

On August 2, 2005, we entered into an Amended and Restated Loan and Security Agreement, dated as of August 2, 2005 (the SVB Loan Agreement), among Xenogen, our subsidiary Xenogen Biosciences Corporation (XBC), and Silicon Valley Bank (SVB), and a Loan and Security Agreement, dated as of August 2, 2002 (the PFG Loan Agreement), among Xenogen, XBC and Partners for Growth, L.P (PFG).

The SVB Loan Agreement amends and restates a Loan and Security Agreement entered into between Xenogen and SVB on September 10, 2003 (the Original Agreement), and provides for revolving borrowings of up to $13.0 million. Up to $2.0 million of the availability under the SVB Loan Agreement may be used for letters of credit and cash management services. All borrowings under the Original Agreement ($5.8 million outstanding as of August 2, 2005) have been rolled into the SVB Loan Agreement and have been applied against the amount available under the SVB Loan Agreement. Loans under the SVB Loan Agreement mature on August 2, 2007 and bear interest at a floating rate equal to the greater of SVB’s prime rate plus 150 basis points or 5.5%. Through September 30, 2005, we have agreed to pay minimum interest to SVB in the amount that would be payable on borrowings of $6.5 million even if the loans actually outstanding are less. After September 30, 2005, we have agreed to pay minimum interest of not less than the amount that would be payable on borrowings of $8.0 million.

The SVB Loan Agreement contains restrictions on our ability to, among other things, dispose of assets, undertake mergers or acquisitions, incur indebtedness, create liens on assets, make investments, and pay dividends or repurchase stock. It also requires us to maintain a remaining months liquidity ratio of at least 4 to 1 until October 31, 2005 and at least 6 to 1 thereafter. The remaining months liquidity ratio consists of a ratio of our cash and cash equivalents plus 80% of eligible accounts receivable less amounts outstanding under the SVB Loan Agreement, to net income plus depreciation and amortization for the three-month period most recently ended. The SVB Loan Agreement also provides that if our modified quick ratio drops below 2 to 1, a new form of loan agreement attached as exhibit to the SVB Loan Agreement will become applicable and our borrowings will be limited to the lesser of $13.0 million or 80% of the amount of our eligible accounts receivable. Our modified quick ratio is defined as the ratio of our unrestricted cash and cash equivalents plus eligible accounts plus availability under the PFG Loan Agreement, to outstanding loans and other extensions of credit under the SVB Loan Agreement. The SVB Loan Agreement contains events of default that include, among others, non-payment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross-defaults, unpaid judgments, inaccuracy of representations and warranties and events constituting a change of control.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The PFG Loan Agreement provides for revolving borrowings in an amount up to the lesser of $5.0 million, or 50% of our current assets minus the amount of any loans outstanding under our SVB Loan Agreement. Currently, under the borrowing formula, the entire $5 million would be available for borrowing. Any loans that are made under the PFG Loan Agreement mature on July 28, 2007 and bear interest at a floating rate equal to the prime rate plus 400 basis points. The PFG Loan Agreement contains restrictions, that are applicable when we have requested a borrowing or when loans are outstanding under the PFG Loan Agreement, on our ability to, among other things, dispose of assets, undertake mergers or acquisitions, incur indebtedness, create liens on assets, make investments, and pay dividends or repurchase stock. The PFG Loan Agreement contains events of default that include, among others, non-payment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross-defaults, unpaid judgments, inaccuracy of representations and warranties and events constituting a change of control.

In connection with the PFG Loan Agreement and a cash payment of $1,800, on August 2, 2005, we entered into a Warrant Purchase Agreement under which we issued a Warrant to PFG. The Warrant was issued in a private offering in reliance on the exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of that act. The warrant is exercisable for our common stock at an exercise price of $3.60 per share. In accordance with the price protection terms of the Warrant, the exercise price of the Warrant was adjusted to $2.91 per share in connection with our equity financing described below. The Warrant provides for the issuance of up to 180,000 shares of our common stock upon exercise, but currently it is exercisable for only 90,000 shares. The number of shares for which the Warrant is currently exercisable will increase by 3,750 at the end of each month during which a loan is outstanding under the PFG Loan Agreement. If no loans are outstanding at the end of a month, the total number of shares of our common stock for which the Warrant may be exercised will be reduced by 3,750. The Warrant may be exercised by making a cash payment or through a cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the Warrant being exercised. The Warrant expires on August 1, 2012.

We filed copies of the SVB Loan Agreement, PfG Loan Agreement, the Warrant Purchase Agreement and the Warrant as exhibits to our Report on Form 8-K filed with the SEC on August 8, 2005.

Equity Financing

On August 11, 2005, we entered into a Securities Purchase Agreement (the SPA) with certain institutional accredited investors (the Purchasers). Pursuant to the SPA, on the closing date, the Purchasers will purchase, in the aggregate, 5,154,640 shares of our common stock, par value $0.001, at a price of $2.91 per share. The aggregate gross consideration that we will receive for the common stock to be issued on the closing date is approximately $15,000,000. The Purchasers will also receive warrants to purchase up to an additional 1,546,392 shares of our common stock on the closing date. The warrants have a term of five years and are exercisable beginning six months after the closing date with an exercise price equal to $3.29 per share.

We expect the closing date to be August 15, 2005 or August 16, 2005. The financing was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to the SPA, we have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act of 1933, as amended. We have also agreed to register for re-sale the common stock, including the common stock issuable upon exercise of the warrants. Five of the Purchasers are entities related to Abingworth Management Ltd. (Abingworth) and one of the Purchasers is an entity related to Harvard Private Capital Holdings, Inc. (Harvard). Abingworth and Harvard are currently stockholders of Xenogen. One member of our Board of Directors is affiliated with Abingworth and one member of our Board of Directors is affiliated with Harvard. We retained a placement agent in connection with the financing. We will pay a fee to the placement agent based on a percentage of the gross proceeds from the sale of the common stock and warrants.

The SPA and the form of Warrant to be issued to the Purchasers have been filed as exhibits to our Report on Form 8-K filed with the SEC on August 15, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning anticipated performance of our products, services and technologies, revenue growth, seasonality of third quarter revenue, future revenue sources and concentration, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, capital resources, additional financings or borrowings, additional losses, increasing production capacity and capital expenditures. We assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors, risks and uncertainties could cause actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Such factors, risks and uncertainties include, without limitation, those discussed below and elsewhere in this Quarterly Report, particularly in “Factors That May Affect Our Results”. We also urge you to carefully review the risk factors set forth in this and other documents we file from time to time with the Securities and Exchange Commission.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for any future period.

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

We commenced sales of our IVIS Imaging Systems in 2000 and our animal models in 2001 and our revenues have grown each year. In the second quarter of 2005, we recognized total revenue of $9.7 million, an increase of $2.3 million from total revenue in the second quarter of 2004 of $7.5 million. We expect our total revenues to increase for the remainder of 2005, although not necessarily at the same rate as in prior years. The gross margins for our products and services vary. During the second quarter of 2005, gross margin for our (i) product sales was 38%, (ii) licenses associated with product sales were 85.9% and (iii) contract work for custom animal production and phenotyping was 21.7%. We anticipate that gross margins on our instruments and accessories as well as our custom animal production and phenotyping will improve as we increase our manufacturing capacity utilization. We sell our products and services directly to customers in the United States and several foreign countries. In Australia/New Zealand, China, Germany/Austria/Switzerland, India, Israel, Japan, South Korea and Taiwan we sell our IVIS Imaging Systems through independent distributors.

We have incurred significant net losses every year since our inception. We incurred losses of $62.6 million in 2002, $20.5 million in 2003, $21.8 million in 2004 and $8.9 million in the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $176.6 million. As a company in the early stage of commercialization, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

Our revenue is subject to seasonal variations. Our customers are from the biomedical research community and the biopharmaceutical industry, and our business is closely tied to the timing of their budget cycles. In the biomedical research community, grant proposals are due in October, February and June with funds delivered the following June, October and March, respectively. We recognize most of our revenue from sales to biomedical institutions when we install IVIS Imaging Systems, which, due to the grant cycle, usually occur in the second and fourth quarters. In the biopharmaceutical industry, there are traditionally two decision making cycles: one in January or July when budgets are planned, and the second in November or December when appropriated funds must be spent or returned to the general budget. As a result, agreements are commonly entered into in the second and fourth quarters, which follow the beginning of the budget cycle. Therefore, historically our revenue has been higher in the second and fourth quarters as compared to the first and third quarters, which may or may not hold true in the future given our limited operating history. In addition, we have generally seen a decrease in the third quarter revenues due to vacation schedules in the summer, especially with respect to our European and academic customers. Given our brief sales history and growth rates, seasonality is difficult to predict and may be variable. We believe that the seasonality patterns that have historically affected third quarter revenues may not have the same impact on revenues for the third quarter ending September 30, 2005.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 that was filed with the Securities and Exchange Commission on March 21, 2005. Our critical accounting estimates have changed since December 31, 2004 with regard to the allocation of indirect facility costs to inventory. Prior to January 1, 2005, the allocation of indirect facility costs to inventory was based on labor hours. Beginning in the first quarter of 2005, the allocation of indirect facility costs to inventory was based on facility space use. We feel the change to facility space use more closely approximates the actual use of space for production activity. The change in the facility cost allocation resulted in a $1.0 million decrease to inventoriable costs for the six month period ended June 30, 2005, of which $0.6 million reduced cost of product sales for the six month period ended June 30, 2005. There were no other changes to critical accounting policies and estimates since December 31, 2004.

Results of Operations

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

Revenue. Revenues by source for the three months ended June 30, 2005 and 2004 were (in thousands):

	Three Months Ended June 30,
	2005	2004
Revenue:
Product	$5,041	$3,720
Contract	2,873	2,390
License	1,788	1,341

Total revenue	$9,702	$7,451

Total revenue increased to $9.7 million during the second quarter of 2005 from $7.5 million in the second quarter of 2004, or a 30.2% increase. The increase resulted primarily from increased sales of our IVIS Imaging Systems and the associated licensing fees. While the number of IVIS System units sold during both the second quarter of 2005 and 2004 was twenty, the average selling price increased by 42% in the second quarter of 2005 over the comparable period in 2004 primarily due to a greater proportion of total unit sales of our higher priced IVIS 200 Imaging System units during the second quarter of 2005 and a change in customer mix from a larger proportion of lower-margin academic customers in the second quarter of 2004 to an increased proportion of sales to higher-margin commercial customers in the second quarter of 2005. Contract revenue increased in the second quarter of 2005 by $0.5 million from the comparable period of 2004 primarily due to completion of a major milestone for a biotechnology client’s project work in addition to our typical base of custom model/gene targeting and phenotyping activity. This was partially offset by decreases in animal sales and production. One of our customers individually accounted for 11.6% and 17.8% of total revenue in the second quarter of 2005 and 2004, respectively.

Cost of revenue. Cost of revenue increased to $5.6 million during the second quarter of 2005 from $5.1 million in the second quarter of 2004, or a 9.8% increase. The increase in IVIS 200 System unit sales resulted in the increase of cost of revenue in materials and labor costs. Unit costs on the IVIS 200 Systems are significantly higher than our other IVIS System models. Offsetting some of the higher IVIS 200 System product costs was a decrease in facility overhead resulting from a change in how facility space was attributed to our manufacturing operations beginning in the first quarter of 2005.

Cost of contract revenue increased approximately 1.4% in the second quarter of 2005 versus the second quarter of 2004. This increase was limited to general inflation with no significant underlying changes to the Cranbury, New Jersey facility cost structure, where essentially all of the contract revenue activity took place. The cost of license revenue increased in the second quarter of 2005 over the comparable period in 2004 due to royalty costs payable by us to our third-party licensors associated with the increased volume of licenses we granted to commercial customers in connection with the sale of IVIS systems.

The overall cost of revenue increase associated with higher sales was offset in part by lower deferred stock based compensation expense. We expensed approximately $2,000 of stock-based compensation in the second quarter of 2005 and approximately $0.3 million of deferred stock-based compensation in the second quarter of 2004. As a percentage of total revenues, cost of revenues decreased to 58.0% for the second quarter of 2005 as compared to 68.8% for the comparable period of 2004. The lower cost of revenue as a percentage of sales was due largely to the significant increase in the average selling price of IVIS Imaging Systems during the second quarter of 2005.

Gross margin. Gross margins by revenue source for the three months ended June 30, 2005 and 2004 were as follows (in thousands, except percentages):

	Three Months Ended June 30
	2005		2004
Gross Margin
Product	$1,914	38.0%	$1,031	27.7%
Contract	623	21.7%	170	7.1%
License	1,536	85.9%	1,124	83.8%

Total	$4,073	42.0%	$2,325	31.2%

The gross margin percentage during the second quarter of 2005 increased to 42.0% from 31.2% during the second quarter of 2004. The improvement was largely the result of a higher average selling price attributed to a greater number of IVIS 200 Series in the sales mix, a greater proportion of sales to higher-margin commercial customers and productivity improvements associated with contract work in Cranbury, New Jersey.

Product gross margin. For the second quarter of 2005, the newly developed IVIS 200 Series System made up a significantly larger share of imaging system unit sales over the comparable period of 2004, contributing to the majority of the average unit selling price increase of 42%. In addition to the higher average selling price of the IVIS 200 Series, a greater share of IVIS System unit sales were made to commercial sector customers in the second quarter of 2005 contributing further to the average selling price increase. Price discounting, generally associated with academic sector customers, had less of an impact to average selling price during the second quarter of 2005. Sales to the academic sector dropped to 65% of the sales mix in the second quarter of 2005 as compared to 90% of the sales mix during the second quarter of 2004.

Higher production costs partially offset some of the margin gain attributable to unit pricing. Average production cost increased on a per unit basis in the second quarter of 2005 over the comparable period in 2004. The increase was due largely to the higher production costs associated with the IVIS 200 Series, and to a lesser degree, higher period costs stemming from manufacturing facility expenses previously absorbed in the research and development expenses relating to the development of the IVIS 3-D System during 2004. The change of allocating facilities overhead to production served to offset some of the product cost increase above by $0.2 million resulting in an absolute dollar increase in product gross margin of $0.9 million, or 85%, over the second quarter of 2004.

Contract and licensing gross margin. Contract gross margin for the second quarter of 2005 improved over the comparable period of 2004 as a result of productivity gains at our Cranbury, New Jersey facility. An increased amount of gene targeting and phenotyping contractual work occurred during the second quarter of 2005 over the comparable period in 2004 with little impact to personnel or facility expense. The licensing gross margin percentage for the second quarter of 2005 increased over the comparable period in 2004. The increase was largely the result of a decrease in royalty payments we made to third-party licensors associated with certain licenses we granted to commercial IVIS system customers.

Research and development. Research and development expenses include the development of new IVIS Imaging Systems, LPTA models and reagents. Research and development costs decreased in the second quarter of 2005 to $2.2 million from the $3.2 million in the comparable period of last year. The decrease was due in part to an overall decrease in allocated stock based compensation expense of $0.5 million. The balance of the research and development decrease from the second quarter of 2004 was attributed to reduced product development expenses relating to the IVIS 3-D Series Imaging System during the second quarter of 2005, with most of the development expenditures occurring in 2004. As a percentage of total revenues, research and development expenses were 22.6% for the second quarter of 2005 as compared to 42.8% for the comparable period of 2004. The decrease is primarily attributable to the decreased expenses described above, and to greater total revenues for the second quarter of 2005 versus the comparable period of 2004.

Selling, general and administrative. Selling, general and administrative expenses increased to $4.9 million for the second quarter of 2005 from $3.4 million in the second quarter of 2004. General and administrative costs represented the largest component of the increase and resulted in part from increased costs associated with operating as a public company. We closed our initial public offering in July 2004. Staffing and consulting costs increased by $0.4 million over the comparable period in 2004. Directors and officers insurance and public/investor relations costs also increased in the second quarter of 2005 over the comparable period in 2004 by $0.2 million. Legal costs and expenses, stemming in part from our litigation with AntiCancer, contributed $0.4 million of the overall cost increase from the second quarter of 2004. We expect our litigation costs and expenses to increase in future periods relating to discovery and trial costs in our state court lawsuit with AntiCancer and discovery in our federal court lawsuit with AntiCancer. Bonus compensation and other costs in the second quarter of 2005 increased over the comparable period last year by $0.2 million, on a net basis, corresponding with the higher sales in the current period and the timing of other issues. Selling expenses increased by $0.6 million in the second quarter of 2005 over the comparable period of 2004. Expanded marketing efforts associated with promotion and sales of the new IVIS 200 Series and 3-D Series Imaging Systems contributed to the higher selling costs in 2005.

The increases in selling, general and administrative expense were partially offset by a decrease in allocated deferred compensation expenses of $0.3 million from 2004. As a percentage of total revenues, selling, general and administrative expenses were 50.6% for the second quarter of 2005 as compared to 46.0% for the comparable period of 2004. The increase was primarily attributable to operating as a public company during the second quarter of 2005. We were a private company during the second quarter of 2004.

Depreciation. Depreciation expense decreased by $0.2 million in the second quarter of 2005 compared to the second quarter of 2004 largely due to the sale of a previously capitalized IVIS camera and disposal of computer and miscellaneous office equipment.

Amortization of intangibles. We amortized acquisition-related intangibles in the amount of $151,000 in both the second quarter of 2005 and 2004 relating to our November 2000 acquisition of Xenogen Biosciences

Corporation. There were no acquisitions or write-offs with regard to intangibles in either the second quarter of 2005 or 2004.

Interest expense. Interest expense remained $0.2 million during both second quarter of 2005 and 2004. Increases on certain loan balances were offset by decreases on various equipment leasing obligations during the second quarter of 2005, thereby, having a minimal net impact to interest expense when compared to the second quarter of 2004.

Income tax expense (benefit). We recorded no income tax expense in either the second quarter of 2005 or 2004 due to our losses in each of these quarters.

Expensing of Stock Awards. Compensation expense is recorded on stock option grants based on the intrinsic value of the options granted, which is estimated on the date of grant and it is recognized on a graduated, accelerated basis over the vesting period, generally four years from the date of grant. Deferred stock-based compensation expense recorded in the second quarter of 2005 and 2004 was approximately $169,000 and $1.2 million, respectively. A significant portion of the stock based compensation decrease was the result of variable accounting treatment on certain stock options granted in 2003. The intrinsic value of those options decreased as a result of stock market fluctuations since the variable grants were initially valued. The impact of the stock market value change resulted in a $0.2 million decrease to expense during the second quarter of 2005, versus a $0.3 million expense increase in the second quarter of 2004 on those certain stock options granted in 2003. Lastly, the balance of the expense decrease in the second quarter of 2005 stemmed largely from options being granted at current market value since July 2004, resulting in no stock based compensation expense. During the second quarter of 2004, on the other hand, there was a significant expense impact from options granted at below market value during both 2003 and through the second quarter of 2004, resulting in accelerated expense recognition.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

Revenue. Revenues by source for the six months ended June 30, 2005 and 2004 were (in thousands):

	Six Months Ended June 30,
	2005	2004
Revenue:
Product	$10,334	$7,202
Contract	5,144	4,580
License	3.498	2,709

Total revenue	$18,976	$14,491

Total revenue increased to $19.0 million for the six months ended June 30, 2005 from $14.5 million for the six months ended June 30, 2004, or a 31% increase. The increase resulted primarily from increased sales of our IVIS Imaging Systems and the associated licensing fees. The number of IVIS Imaging Systems sold during the six months ended June 30, 2005 was 45 as compared to 39 units sold for the comparable period during 2004. In addition to the increase of IVIS System unit sales, the average selling price for IVIS Systems for the six months ended June 30, 2005 increased by 30.7% over the comparable period in 2004 given changes in product and distribution channel mix. Contract revenue increased by $0.6 million for the six months ended June 30, 2005 from the comparable period of 2004 primarily due to completion of a major milestone for a biotechnology client’s project work in addition to our typical base of custom model/gene targeting and phenotyping activity, offset in part by decreases in animal production. One of our customers individually accounted for 12.0% and 18.5% of total revenue during the six month period ending June 30, 2005 and 2004, respectively.

Cost of revenue. Cost of revenue increased to $11.6 million for the six months ended June 30, 2005 from $9.6 million for the comparable period in 2004, or a 20.7% increase. The increase in IVIS Imaging System unit sales and associated licensing fees resulted in an increase in cost of product and licensing revenue. In addition, the product sales mix included a greater number of higher cost IVIS 200 Systems and one IVIS 3-D Series Imaging System during the six months ended June 30, 2005 versus the comparable period of 2004. The IVIS 200 Series and IVIS 3-D Series Systems have higher component material and labor costs compared to our other IVIS Imaging Systems. The cost of revenue increase was offset in part by lower deferred stock based compensation expense. We credited expense for approximately $19,000 of stock-based compensation expense for the six months ending June 30, 2005, while expensing approximately $0.5 million of deferred stock-based compensation for the comparable period in 2004. The cost of contract revenue, on the other hand, decreased slightly given the reduction in deferred compensation charges as discussed above, offset in part by a slight increase in gene targeting and phenotyping activity during 2005. As a percentage of total revenues, cost of revenues was 61.4% for the six months ended June 30, 2005 as compared to 66.6% for the comparable period of 2004 stemming largely from an increase in average selling price on IVIS Systems and productivity improvements with regard to contract service work.

Gross Margin. Gross margins by revenue source for the six months ended June 30, 2005 and 2004 were as follows (in thousands, except percentages):

	Six Months Ended June 30
	2005		2004
Gross Margin
Product	$3,769	36.5%	$2,535	35.2%
Contract	635	12.3%	17	0.4%
License	2,927	83.7%	2,294	84.7%

Total	$7,331	38.6%	$4,846	33.4%

The gross margin percentage for the six months ended June 30, 2005 increased to 38.6% from 33.4% during the comparable period of 2004. The significant increase in the average selling price of our IVIS Systems due primarily to the shift in product mix towards our higher priced IVIS 200 Systems, offset in part by increased unit production costs associated with IVIS 3-D Series and IVIS 200 Series Systems, had the greatest impact on gross margin performance. From a historical perspective, gross margins on products (sales of our IVIS Imaging Systems and accessories) averaged 38% over the three years ended December 31, 2004 and gross margins on licensing fees averaged 86% during the same period. Historical gross margins for our custom animal production and phenotyping services have varied significantly over the three years ended December 31, 2004 and have ranged from a negative to breakeven gross margin.

Product gross margin. For the six months ended June 30, 2005, the IVIS 200 Series and 3-D Series Imaging Systems made up a significantly larger share of imaging system unit sales over the comparable period of 2004, increasing the average selling price per unit by 30.7% and overall product revenues by 43.5%. In addition, a customer mix shift of IVIS System sales to commercial versus academic sector customers, where pricing tends to be discounted, also served to increase our average selling price for the six month period ended June 30, 2005 over the comparable period in 2004. A sales channel shift toward the utilization of more international distributors during the six month period ended June 30, 2005 versus the comparable period of 2004 offset some of the unit price increase given distributors’ sales margin requirements.

The increased production costs associated mostly with the higher manufacturing costs of the IVIS 200 and 3-D Systems, however, offset a sizable portion of the product revenue growth during the six month period ended June 30, 2005 over the comparable period in 2004. The balance of the manufacturing unit cost increase from 2004 was due to additional overhead being absorbed by production resulting from changes in research and development activity. During 2004, our manufacturing organization performed research and development services relating to our IVIS 3-D Series Imaging System. Accordingly, a portion of our manufacturing organization expenses was recorded as research and development expenses throughout most of 2004. Since our manufacturing organization has not performed research and development services since December 31, 2004, $0.3 million in additional overhead cost was absorbed into IVIS System production during the six month period ending June 30, 2005. A change for allocating facilities overhead to production, however, served to reduce product cost by $0.6 million during the six month period ending June 30, 2005. Despite the overall manufacturing unit cost increase, there was an overall product margin improvement. In absolute dollars, the product margin improved by $1.2 million when compared to the same period in 2004, and the product margin percentage increased to 36.5% for the six months ended June 30, 2005 as compared to 35.2% over the same period in 2004.

Contract and Licensing Gross Margins. Contract gross margin for the six months ended June 30, 2005 improved over the comparable period of 2004. The productivity gains at our Cranbury, New Jersey facility, stemming from increased amounts of gene targeting and phenotyping contractual work, improved the overall contract gross margin. The additional contractual activity had little impact to personnel and facility expenses. The licensing gross margin percentage for the first six months of 2005 decreased over the comparable period of 2004. The decrease was largely the result of discounting license fees associated with multiple unit sales, offset in part by lower royalty payments we made to our third-party licensors associated with certain IVIS commercial customer licenses. The number of repeat customers for the six months ended June 30, 2005, or those purchasing multiple units, increased over the comparable period in 2004, resulting in lower licensing fees on a per unit basis.

Research and development. Research and development expenses include the development of our new IVIS Imaging Systems, LPTA models and reagents. Research and development costs decreased during the six month period ended June 30, 2005 to $4.5 million from $6.7 million in the comparable period of last year. The decrease was due in part to an overall decrease in allocated stock based compensation expense of $1.3 million. The balance of the research and development decrease from the comparable period in 2004 was attributed to reduced product development expenses relating to the IVIS 3-D Series Imaging System, with most of the development expenditures occurring in 2004. As a percentage of total revenues, research and development expenses were 23.9% for the six months ended June 30, 2005 as compared to 46.5% for the comparable period of 2004. The decrease was primarily attributable to the decreased expenses described above and greater total revenues for the six months ended June 30, 2005 versus the comparable period of 2004.

Selling, general and administrative. Selling, general and administrative expenses increased to $10.2 million for the six months ended June 30, 2005 from $7.9 million during the comparable period of 2004. General and administrative costs represented the largest component of the increase and resulted largely from operating as a public company. We closed our initial public offering in July 2004. Staffing and consulting costs increased by $1.0 million and accounting and auditing fees increased by $0.2 million over the comparable six month period in 2004. Directors and officers insurance and public/investor relations costs also increased during the six months ended June 30, 2005 over the comparable period in by $0.3 million. Legal costs and expenses, stemming in part from our litigation with AntiCancer, contributed $0.9 million of the overall cost increase. Bonus compensation and other costs for the six months ended June 30, 2005 increased over the comparable period last year by $0.2 million, on a net basis, corresponding with the increased sales in the current period and other activity timing issues. Selling expenses increased by $1.1 million during the six month period ended June 30, 2005 over the comparable period of 2004. Expanded marketing efforts associated with promotion and sales of the new IVIS 200 System and promotion of our IVIS 3-D System contributed to the higher marketing and selling costs in 2005.

The increases in selling, general and administrative expenses were partially offset by a decrease in allocated deferred compensation expenses of $1.4 million from 2004. As a percentage of total revenues, selling, general and administrative expenses were 53.8% for the six months ending June 30, 2005 as compared to 54.3% for the comparable period of 2004. The slight decrease was attributable to greater revenues during the six month period ended June 30, 2005 over the comparable period in 2004, offsetting the impact of operating as a public company during 2005 versus being privately held in 2004.

Depreciation. Depreciation expense decreased $0.5 million in the six months ended June 30, 2005 from the comparable period of 2004. The decrease was the result of tenant improvement disposal adjustments in 2004 associated with the St. Louis restructuring, and due to the sale of a previously capitalized IVIS camera and the disposal of computer and miscellaneous office equipment.

Amortization of intangibles. We amortized acquisition-related intangibles in the amount of $0.3 million during each of the six month periods ending June 30, 2005 and 2004 relating to our November 2000 acquisition of Xenogen Biosciences Corporation. There were no acquisitions or write-offs with regard to intangibles for the six month period ending June 30, 2005 or 2004.

Interest expense. Interest expense was $334,000 during the six month period ending June 30, 2005 as compared to $288,000 during the comparable period in 2004. The increase was the result of a higher outstanding debt balance during the period ended June 30, 2005 associated with our credit line with Silicon Valley Bank. Payments on various equipment leasing obligations during the six month period ending June 30, 2005, however, served to offset some of the interest expense increase.

Income tax expense (benefit). We recorded no income tax expense in either the six month period ending June 30, 2005 or 2004 due to our losses in each of these periods.

Expensing of Stock Awards. Compensation expense is recorded on stock option grants based on the intrinsic value of the options granted, which is estimated on the date of grant and it is recognized on a graduated, accelerated basis over the vesting period, generally four years from the date of grant. Deferred stock-based compensation expense recorded for the six months ended June 30, 2005 and 2004 was approximately $0.2 million and $3.5 million, respectively. A significant portion of the stock based compensation decrease was the result of variable accounting treatment on certain stock options issued in 2003. The intrinsic value of those options decreased as a result of stock market fluctuations since the variable grants were initially valued. The impact of the stock market value change resulted in a $0.6 million credit to expense for the six months ended June 30, 2005, versus a $0.7 million expense increase for the six months ended June 30, 2004 on those same options. Lastly, the balance of the expense decrease for the six months ended June 30, 2005 from the comparable period in 2004 stemmed largely from options being granted at current market value since July 2004, resulting in no stock based compensation expense. For the six months ended June 30, 2004, on the other hand, there was a significant expense impact from options granted at below market value during both 2003 and through the second quarter of 2004, resulting in accelerated expense recognition. The remaining deferred compensation balance of approximately $2.0 million will be amortized through 2008. We expect to record amortization expense based on the intrinsic value of the options granted for employee deferred stock-based compensation as follows.

Deferred Compensation Amortization For the Year	Amount
July 1, 2005 – December 31, 2005	$0.9 million
2006	$0.9 million
2007 and future years	$0.2 million

The above amortization does not incorporate the estimated impact of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for fiscal year 2006. We are currently evaluating the impact of the new standard, including the method of implementation. We expect that there will be a material change to the amount of amortization expense recorded for deferred compensation under SFAS 123R. See “Recently Issued Accounting Pronouncements” in our notes to our consolidated financial statements.

Liquidity and Capital Resources

As of June 30, 2005, we had cash, cash equivalents and investment balances of $12.8 million. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development expenses and selling, general and administrative expenses will increase, and as a result, we will need to generate significantly greater revenue than we have to date to achieve profitability.

Until our initial public offering, our operations were funded through the proceeds from the sale of preferred stock, revenue generation, and to a lesser extent, through equipment lease lines and bank lines of credit. As of June 30, 2005, we had outstanding balances under loan and lease agreements of $6.7 million, $5.0 million pursuant to a bank loan and $1.7 million pursuant to an equipment financing. During the first quarter of 2004, we repaid all principal and interest on a $1.0 million bank loan. In March 2004, we entered into an amendment to a 2003 loan and security agreement with our primary lender, increasing our borrowing capacity from $3.0 million to $7.0 million, of which $1.2 million was available as of June 30, 2005. This credit facility is secured by all our assets, excluding our intellectual property and equipment financed through our equipment financing arrangement. As of June 30, 2005, we were in compliance with the covenants under this loan agreement. On August 2, 2005, we restructured our loan and entered into an amended and restated loan facility with our lender and entered into a new loan facility with a another lender that collectively provides us with access to borrowings of up to $18 million, subject to borrowing base calculations and other terms and conditions. The new loan facility with our existing lender has a maturity date of August 2, 2007, and the amounts borrowed under the original credit agreement have been rolled into the new facility. These loan arrangements are described in more detail in Note 13 in the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report and the loan agreements and other transaction agreements with the lenders have been filed as exhibits to our Report on Form 8-K that we filed with the SEC on August 8, 2005.

On August 11, 2005, we entered into a Securities Purchase Agreement (the SPA) with certain institutional accredited investors (the Purchasers), pursuant to which the Purchasers will purchase on the closing date, in the aggregate, 5,154,640 shares of our common stock, par value $0.001, at a price of $2.91 per share. The aggregate gross consideration that we will receive on the closing date for the common stock to be issued is approximately $15,000,000. The Purchasers will also receive warrants to purchase up to an additional 1,546,392 shares of our common stock on the closing date. The warrants have a term of five years and are exercisable beginning six months after the closing date with an exercise price equal to $3.29 per share. We expect the closing date to be August 15, 2005 or August 16, 2005. The financing is described in more detail in Note 13 in the Notes to the Condensed Consolidated Financial Statements in the Quarterly Report, and the SPA and the form of warrant to be issued to the Purchasers have been filed as exhibits to our Report on Form 8-K filed with the SEC on August 15, 2005.

Operating activities. Net cash used in operating activities for the six months ended June 30, 2005 and 2004 was $8.3 million and $9.4 million, respectively. The primary use of cash was to fund our net loss, adjusted for non cash expenses and changes in operating assets and liabilities. During the six months ended June 30, 2005, net cash used in operating activities resulted primarily from our net loss adjusted for non-cash expenses of depreciation, amortization, and stock-based compensation. Net cash used was also the result of an increase in inventory and decreases in deferred revenue, offset by increased accounts receivable collections. Deferred revenue results primarily from invoicing customers for contracts and licenses for which revenue will be recognized over future periods. During the six months ended June 30, 2004, net cash used in operating activities resulted primarily from our net loss adjusted for non cash expenses of depreciation, amortization, stock-based compensation. In addition, net cash used in operating activities resulted from an increase in accounts receivable, decrease in deferred revenue collections, and purchases of inventory stock.

Investing activities. Net cash used in investing activities for the six month period ending June 30, 2005 and 2004 was $0.1 million and $1.0 million, respectively. During the six month period ending June 30, 2005, small capital purchases, offset in part by proceeds from investment interest and transfers of IVIS System capital equipment for sale, comprised the net cash use. During the six month period ending June 30, 2004, net cash used related largely to the purchase of corporate debt securities and to a much lesser extent small capital acquisitions.

Financing activities. Net cash used for financing activities for the six months ended June 30, 2005 was $0.7 million as opposed to net cash provided of $0.4 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, principal payments were made on equipment financings. During the six months ended June 30, 2004, we made borrowings under our line of credit facility. The proceeds from the borrowings exceeded the amount of principal and interest payments made of $1.0 million on our bank loan and $0.5 million on our capital equipment financings.

We believe that the net proceeds from our sale of common stock to the Purchasers described above together with our current cash and cash equivalents, short-term investments, revenue expected to be generated from operations and our ability to draw-down on our recently completed loan facilities described above will be sufficient to meet our currently planned operating requirements for at least the next 12 months. However, we may choose to modify our planned operations due to market conditions, competitive or other factors which could substantially increase our expenses or impact our revenues, in which case our liquidity would be negatively impacted. Our liquidity would also be negatively impacted by a decrease in demand for our products and services. We expect material capital expenditures of $3.0 million to be incurred over the remainder of 2005 to support our sales growth and increase our imaging system manufacturing capacity.

If the net proceeds from our sale of common stock to the Purchasers described above together with existing cash, short-term securities, revenue generated from operations and access to our loan facilities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional loan arrangement. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may have to delay development or commercialization of our products and services, defer the acquisition of complimentary products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products and services. Any of these results could harm our financial condition.

Our contractual payment obligations have increased since December 31, 2004. The increase relates to new real property leases and lease amendments we signed during the first quarter of 2005 and to new purchase commitments for inventory parts made during the second quarter of 2005. There were no material changes with regard to amounts owed on our loan obligations during the six month period ended June 30, 2005. Contractual payment obligations that were fixed and determinable as of June 30, 2005 were:

Payments due by Period	Remaining 2005	2006	2007	2008	2009 and Beyond
Operating Leases (1)	$2,704	$3,070	$2,897	$2,911	$3,879
Loans (2)	5,895	1,005	102	—	—
Other Contractual Obligations (3)	4,870	—	—	—	—

	$13,469	$4,075	$2,999	$2,911	$3,879

(1)	Operating Leases represent rental commitments under real property leases.

(2)	Loans for financing capital and leasehold purchases.

(3)	Other Contractual Obligations represent purchase commitments from our key suppliers.

Risk Factors that May Affect Our Results

In addition to the forward-looking statements discussed in this report, we also provide the following cautionary discussion of risks, uncertainties and other factors relevant to our business. These items are factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

We have a history of losses and an accumulated deficit of $176.6 million as of June 30, 2005, and we may never achieve profitability.

We have incurred significant net losses every year since our inception. We incurred losses of $62.6 million in 2002, $20.5 million in 2003, $21.8 million in 2004 and $8.9 million in the six months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $176.6 million. To achieve profitability, we will need to generate and sustain substantially higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. We may not achieve or maintain reasonable costs and expense levels. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

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

Additionally, to our knowledge, only one of our drug development customers has used our imaging technology to submit an investigational new drug application, or IND, to the Food and Drug Administration, or FDA, and no drugs have been approved to date using our imaging technology. As a result, our ability to assist the drug development process in leading to the approval of drugs with commercial potential has yet to be fully proven. If commercial advantages are not realized from the use of in vivo biophotonic imaging, our existing customers could stop using our products, and we could have difficulty attracting new customers. Because of these and other factors, our products may not gain widespread market acceptance or become the industry standard for in vivo biological assessment.

As a company in the early stage of commercialization, our limited history of operations makes evaluation of our business and future growth prospects difficult.

We have had a limited operating history and are at an early stage of commercialization. While we sold our first IVIS® Imaging Systems and entered into our first commercial license in 2000, we did not begin to sell our products and services in commercial quantities until 2002. Our in vivo biophotonic imaging technology is a relatively new technology that has not yet achieved widespread adoption. To date, we have generated revenues of $16.0 million in 2002, $20.1 million in 2003, $30.9 million in 2004 and $19.0 million in the six months ended June 30, 2005.

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

•	our ten largest customers accounted for approximately 36%, 41% and 53% of our revenue for the six months ended June 30, 2005 and the years ended December 31, 2004 and 2003, respectively; and

•	our largest and second largest customers during the six months ended June 30, 2005 accounted for approximately 12% and 5% of our revenue for the six months ended June 30, 2005, 16% and 7% of our revenue for the year ended December 31, 2004, and 21% and 11% of our revenue for the year ended December 31, 2003.

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

To be successful, we must manufacture our IVIS Imaging Systems in substantial quantities at acceptable costs. If we do not succeed in manufacturing sufficient quantities of our imaging systems to meet customer demand, we could lose customers and fail to acquire new customers, if they choose a competitor’s product because our imaging system is not available. Increasing demand since the launch of our IVIS Imaging System has necessitated an increase in our manufacturing capacity. In response, we are expanding our manufacturing capacity at our facilities in Alameda, California. We have also experienced a shift in customer demand towards our IVIS 200 systems, and we have altered our planned manufacturing to increase IVIS 200 system output. Certain components of our IVIS 200 systems are specially manufactured by our single-source suppliers and supply of these parts to us requires adequate lead time that can result in production delays. If we experience unexpected shifts in customer demand that requires alterations to planned manufacturing, we may experience production delays that could restrict our sales growth. If we are unable to meet customer demand for IVIS Imaging Systems, it would adversely affect our financial results and restrict our sales growth.

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

Because we receive revenue principally from biomedical research institutions and pharmaceutical, biotechnology and chemical companies, the industry conditions faced by those companies and their capital spending policies may have a significant effect on the demand for our products.

We market our products to pharmaceutical, biotechnology and chemical companies and biomedical research institutions, and the capital spending policies of these entities can have a significant effect on the demand for our products. These policies vary significantly between different customers and are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research companies and the policies regarding capital expenditures. In particular, the volatility of the public stock market for biotechnology companies has at certain times significantly impacted the ability of these companies to raise capital, which has directly affected their capital spending budgets. In addition, continued consolidation within the pharmaceutical industry will likely delay and may potentially reduce capital spending by pharmaceutical companies involved in such consolidations. During the past several years, many of our customers and potential customers, particularly in the biopharmaceutical industry, have reduced their capital spending budgets because of these generally adverse prevailing economic conditions, consolidation in the industry and increased pressure on the profitability of such companies, due in part to competition from generic drugs. If our customers and potential customers do not increase their capital spending budgets, because of continuing adverse economic conditions or further consolidation in the industry, we could face weak demand for our products. Similarly, changes in availability of grant moneys may impact our sales to academic customers. Recent developments regarding safety issues for widely used drugs, including actual and/or threatened litigation, also may affect capital spending by pharmaceutical companies. Any decrease or delay in capital spending by life sciences or chemical companies or biomedical researchers could cause our revenue to decline and harm our profitability.

In addition, consolidation within the pharmaceutical industry may not only affect demand for our products, but also existing business relationships. If two or more of our present or future customers merge, we may not receive the same fees under agreements with the combined entities that we received under agreements with these customers prior to their merger. Moreover, if one of our customers merges with an entity that is not a customer, the new combined entity may prematurely terminate our agreement. Any of these developments could materially harm our business or financial condition.

If we fail to properly manage our growth, our business could be adversely affected.

We have substantially increased the scale of our operations and, with available resources, expect to continue doing so for the foreseeable future as compared with prior years when we pursued a fiscally conservative growth plan and deliberately limited the growth of our management and operations during the national economic downturn. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to improve our operational, financial and management controls, reporting systems and procedures. In addition, we will have to invest in additional customer support resources. We are also increasing our manufacturing capacity for our imaging systems to meet continued and growing demand for these products. To provide this additional capacity and services, we are expanding our facility space dedicated to instrument manufacturing in our Alameda, California facility, and we will need to, hire and train additional personnel for manufacturing, installation and field support, and expand our inventory of instrumentation parts and components, which will result in additional burdens on our systems and resources and require additional capital expenditures.

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

Our future success also will depend in part on the continued service of our key scientific, consulting and management personnel and our ability to identify hire and retain additional personnel. Vice Presidents in our finance, legal and operations departments have recently joined our management team, and it will take time for them to become fully integrated into our company. We are also currently recruiting additional senior management personnel to enhance our management team and to support our continued growth in 2006 and beyond. We experience intense competition for qualified personnel. We may be unable to attract and retain personnel necessary for the development of our business. Moreover, a significant portion of our work force is located in the San Francisco Bay Area of California, where demand for personnel with the scientific and technical skills we seek is extremely high and is likely to remain high.

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

We own, or control through licenses, a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. AntiCancer, a party with whom we have been engaged in ongoing commercial litigation, filed a lawsuit against us alleging infringement of five patents and requesting that the court declare invalid one of our primary patents covering methods of in vivo biophotonic imaging. For a description of our litigation with AntiCancer, see “Part II, Item 1. Legal Proceedings.”

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

We may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated because there are numerous issued and pending patents in the life sciences industry and, as described above, the validity and breadth of life sciences patents involve complex legal and factual questions. Our competitors may assert that their U.S. or foreign patents may cover our products and the methods we employ. For example, one of our principal competitors, Lexicon Genetics Incorporated, had been involved in litigation regarding intellectual property claims relating to the creation of transgenic animals. In addition, we are involved in patent litigation with AntiCancer, Inc., in which it has alleged that we have infringed certain of its patents. We have counterclaimed with allegations that AntiCancer infringes our imaging patents, as well as allegations that certain AntiCancer’s patents are invalid. For a more detailed description of our litigation with AntiCancer, see “Part II, Item 1. Legal Proceedings.” Also, because patent applications can take many years to issue, there may be currently pending applications, of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.

From time to time, we have received, and may receive in the future, letters asking us to license certain technologies the signing party believes we may be using or would like us to use. In 2004 and 2005, we received letters from counsel for Lexicon Genetics Incorporated asking us to review with them one of our methods for genetically modified animal production in relation to two patents which they exclusively license. Although we declined to do so, we are in the process of determining whether their patents may offer a more cost effective approach to certain methods of animal production.

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

We rely on licenses to use various technologies that are material to our business, including licenses to the use of certain biologicals, and licenses to engineer and commercialize transgenic animals. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the negotiation of, continuation of and compliance with the terms of those licenses and the continued validity of these patents. In some cases, we do not control the prosecution or filing of the patents to which we hold licenses. Instead, we rely upon our licensors to prevent infringement of those patents. Under the GenPharm International, Inc. sublicense for certain gene targeting patents we use, GenPharm retains the sole right to enforce those patent rights against infringers. Under the Promega Corporation and The Regents of the University of California licenses for a patented form of firefly luciferase used in our LPTA animal models and certain of our Bioware, we do not have the right to enforce the patent, and neither licensor is obligated to do so on our behalf. Some of the licenses under which we have rights, such as our licenses from Stanford University and Ohio University, provide us with exclusive rights in specified fields, including the right to enforce the patents licensed to us from these two universities, but the scope of our rights under these and other licenses may become subject to dispute by our licensors or third parties. Certain of our other licenses contain diligence obligations, as well as provisions that allow the licensor to terminate the license upon specific conditions.

We occasionally may become subject to commercial disputes that could harm our business.

We are currently the subject of, and may from time to time become engaged in, commercial disputes such as claims by customers, suppliers or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. For example, on August 9, 2001,

AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer seeks unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. The trial is scheduled to begin on October 11, 2005.

On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five of its patents. The complaint seeks damages and injunctive relief against the alleged infringement as well as a judgment that one of our imaging patents, 5,650,135, is invalid. We are vigorously defending ourselves against AntiCancer’s infringement claims and vigorously defending the validity of our 5,650,135 patent. In addition, we filed our own counterclaims against AntiCancer, alleging that its activities infringe three of our U.S. patents, 5,650,135, 6,217,847 and 6,649,143, all relating to in vivo imaging and with a priority date earlier than AntiCancer’s patents cited against us.

Even if we prevail in these lawsuits, the defense of these or similar lawsuits will be expensive and time-consuming and may distract our management from operating our business.

We face competition from companies with established technologies for in vivo biological assessment, which may prevent us from achieving significant market share for our products.

We compete with a variety of established and accepted technologies for in vivo biological assessment that several competitors and customers may be using to analyze animal models. The most basic of these technologies have remained relatively unchanged for the past 40 years, are well established and are routinely used by researchers. We believe it may take several years for all researchers to become fully educated about our in vivo biophotonic imaging technology.

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

Our principal competitors that use established technologies for in vivo biological assessment include Exelixis, Inc. and Lexicon Genetics Incorporated. Each of these companies uses animal models in the area of target validation in drug discovery and utilizes methods of assessment based upon knockout mice as well as other organisms such as fruit flies, worms and yeast. We face competition from several companies including Eastman Kodak Company, Berthold Detection Systems GmbH, Hamamatsu Photonics, K.K. and Roper Scientific, Inc., that have recently begun to market systems that may be used to perform biophotonic imaging with the appropriate licenses. These companies are larger and have greater resources than Xenogen. At any time, other companies may develop additional directly competitive products that could achieve greater market acceptance or render our products obsolete.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and develop new products could reduce our ability to compete.

We believe that the net proceeds from our sale of common stock to certain institutional accredited investors described above in this Quarterly Report together with our current cash and cash equivalents, short-term investments, revenue expected to be generated from operations and our ability to draw-down on our recently completed loan facilities described above in this Quarterly Report will be sufficient to meet our currently planned operating requirements for at least the next 12 months. However, our expectations are based on our current operating plan, which may change as a result of many factors, including:

•	revenues generated from sales of our current and future products and services, which is in part reliant on our success in ramping up our sales and marketing organization and our ability match our manufacturing capacity to customer demand;

•	the termination or non-renewal of material contracts or loss of significant customers;

•	expenses we incur in developing and selling our products and services;

•	developments or disputes concerning patents, proprietary rights or other commercial disputes; and

•	changes in our growth rates.

Consequently, we may seek additional funds from public and private stock offerings, borrowings under lease lines of credit or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants and a security interest in our assets.

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

In 2003, one of our animal facilities in Alameda was contaminated by a mouse virus introduced through one of our animal vendors. We closed that facility for decontamination, and transferred our most valuable strains to third party breeders for rederivation so that we could continue to provide animals to our customers. The decontamination process took approximately three months. We have moved all of these operations to a new barrier facility to reduce the contamination risk. Similar contamination occurred again in 2005. Neither event represented a loss of revenue, but did affect our operational costs by increasing our animal support costs.

If a natural or man-made disaster strikes our manufacturing facility, we would be unable to manufacture our products for a substantial amount of time and we would experience lost revenue.

We have relied to date principally on our manufacturing facility in Alameda, California to produce the IVIS Imaging Systems, our Bioware cells and microorganisms and LPTA animal models. We have also established a back-up facility for producing our LPTA animal models in Cranbury, New Jersey and have produced some of our LPTA animal models there. Both of these facilities and some pieces of manufacturing equipment would be difficult to replace and could require substantial replacement lead-time. Our facilities may be affected by natural disasters such as earthquakes and floods. Earthquakes are of particular significance to our Alameda facility, as it is located in an earthquake-prone area. In the event our Alameda facility or equipment was affected by man-made or natural disasters, we would be forced to shift production of the IVIS Imaging Systems and many of our Bioware cells and microorganisms and LPTA animal models to our Cranbury facility. We believe that this production shift would result in a disruption in our operations of approximately 90 to 180 days, which could harm our business. Although we currently maintain global property insurance for damage to our property and the disruption of our business from fire and other casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours with short operating histories and without consistent product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. Factors that could cause this volatility in the market price of our common stock include:

•	announcements of technological innovations or new products by our competitors;

•	developments or disputes concerning patents or proprietary rights, or of infringement, interference or other litigation against us or our licensors;

•	the timing and development of our products and services;

•	changes in our revenue due to contracts which are not renewed;

•	changes in pharmaceutical and biotechnology companies’ research and development expenditures;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industry in general;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions and issuance of new or changed research, reports or recommendations by industry or financial analysts about us or our business;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts, or termination of research coverage;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include an annual report regarding our evaluation of our internal controls in our annual report for the year ending December 31, 2006. In preparation for that management report, we will need to assess the adequacy of our internal controls, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We expect to utilize outside consultants to assist with this project, which will increase our selling, general and administrative costs in 2005 and 2006. We may also discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective, and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and holders of 10% or more of our common stock beneficially own or control approximately 38 percent of the outstanding shares of our common stock as of June 30, 2005. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates. Our exposure to interest rate risk at June 30, 2005 was related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in U.S. interest rates.

We invest our excess cash in debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we concluded that there was no material exposure to interest rate risk arising from our investments as of June 30, 2005.

Item 4.	Controls and Procedures.

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

At June 30, 2005, we did not meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act. Accordingly, we will not be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from an independent registered public accounting firm until our Annual Report on Form 10-K for our fiscal year ending December 31, 2006.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer seeks unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. The Court recently denied our motion for summary judgment of the case, and trial is scheduled to begin on October 11, 2005. We believe the complaint is without merit and are mounting a vigorous defense.

On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents, 5,650,135, is invalid. On May 10, 2005, we filed our answer to AntiCancer’s amended complaint. We denied all of AntiCancer’s allegations and asserted various affirmative defenses, including our position that AntiCancer’s patents, including some of the patents cited in its complaint, and patent claims relating to in vivo imaging of fluorescence are invalid. We are vigorously defending ourselves against AntiCancer’s claims and believe AntiCancer’s complaint is without merit. Concurrent with filing our answer to AntiCancer’s complaint, we filed our own counterclaims against AntiCancer. Our counterclaims allege that AntiCancer infringes two of our U.S. patents, 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before AntiCancer’s patents cited in its amended complaint. We intend to vigorously pursue our claims against AntiCancer.

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

We have used and intend to continue to use the proceeds from the offering for use in the operation and expansion of our business. Since July 16, 2004 until June 30, 2005, we used the following net proceeds from the offering: we used $4.7 million for inventory purchases, $6.4 million for employee payroll, $2.1 million for IPO related expenses (the balance of $0.3 million for IPO related expenses was paid prior to July 16, 2004) and $7.0 million for other corporate related expenses, including debt, facility costs, insurance premiums and supplies.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on June 7, 2005, the following proposals were adopted by the margins indicated below. There were 14,852,477 shares of Common Stock entitled to vote at the Annual Meeting of Stockholders and a total of 12,904,273 shares were represented at the Annual Meeting of Stockholders.

1.	To elect William A. Halter, E. Kevin Hrusovsky and Chris Jones as our Class II directors, each to serve until the 2008 Annual Meeting of Stockholders or until their respective successors have been elected or appointed.

	Number of Shares
Name of Director	Votes For	Votes Withheld
William A. Halter	12,367,856	536,417
E. Kevin Hrusovsky	12,891,556	12,717
Chris Jones	12,367,856	536,417

2.	To ratify the appointment of Deloitte & Touche LLP as our independent accountants for the fiscal year ending December 31, 2005.

Number of Shares
Yes	12,634,259
No	270,014
Abstain	—
Broker Non-Vote	—

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Description

10.1†	Amendment No. 1 to D-Luciferin Supply Agreement between Xenogen and Biosynth International, Inc. dated May 20, 2005.

10.2	First Amendment to Amended and Restated Investors’ Rights Agreement dated August 2, 2005 among Xenogen and certain holders of Xenogen securities

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2005.

XENOGEN CORPORATION

By:	/s/ DAVID W. CARTER
David W. Carter
Chairman of the Board and Chief Executive Officer

By:	/s/ WILLIAM A. ALBRIGHT, JR.
William A. Albright, Jr.
Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1†	Amendment No. 1 to D-Luciferin Supply Agreement between Xenogen and Biosynth International, Inc. dated May 20, 2005.

10.2	First Amendment to Amended and Restated Investors’ Rights Agreement dated August 2, 2005 among Xenogen and certain holders of Xenogen securities

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested for portions of this exhibit.