Form 10-Q
period 2005-09-30
XENOGEN CORP
filed 2005-11-14
CIK 1116449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At November 1, 2005, 20,206,947 shares of the registrant’s common stock, $.001 par value, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

XENOGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,244	$19,423
Short term investments	525	2,493
Accounts receivable—net of allowance for doubtful accounts of $827 and $738 at September 30, 2005 and December 31, 2004, respectively	9,306	7,769
Inventory	4,914	4,175
Prepaid expenses and other current assets	1,683	1,293

Total current assets	37,672	35,153
Property and equipment— net	2,239	3,184
Purchased intangible assets—net	78	531
Restricted investments	—	50
Other noncurrent assets	1,292	1,020

Total assets	$41,281	$39,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,481	$2,564
Accrued compensation	1,980	1,998
Deferred revenue	8,974	8,638
Accrued restructuring charges	289	281
Loans payable—current portion	1,253	6,372
Capital lease obligations—current portion	2	18
Other accrued liabilities	1,975	1,211

Total current liabilities	16,954	21,082
Noncurrent liabilities:
Loans payable	6,648	1,053
Capital lease obligations	—	1
Deferred rent	443	605
Accrued restructuring charges	1,032	1,250

Total noncurrent liabilities	8,123	2,909

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 20,137,884 and 14,769,552 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	20	15
Additional paid-in capital	200,185	186,110
Deferred stock-based compensation	(1,477)	(2,443)
Accumulated other comprehensive loss	(3)	(21)
Accumulated deficit	(182,521)	(167,714)

Total stockholders’ equity	16,204	15,947

Total liabilities and stockholders’ equity	$41,281	$39,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product	$5,157	$3,462	$15,491	$10,664
Contract	1,873	1,962	7,017	6,542
License	1,658	1,271	5,157	3,980

Total revenue	8,688	6,695	27,665	21,186

Cost of revenue:
Product	3,422	2,419	9,987	7,086
Contract	2,181	2,039	6,691	6,602
License	317	201	886	616

Total cost of revenue	5,920	4,659	17,564	14,304

Gross margin	2,768	2,036	10,101	6,882

Operating expenses:
Research and development	2,218	2,745	6,748	9,480
Selling, general and administrative	5,894	3,807	16,112	11,678
Depreciation and amortization	575	740	1,795	2,414

Total operating expenses	8,687	7,292	24,655	23,572

Loss from operations	(5,919)	(5,256)	(14,554)	(16,690)
Other income (loss)—net	126	21	94	277
Interest income	92	49	210	105
Interest expense	(222)	(184)	(557)	(472)

Net loss	$(5,923)	$(5,370)	$(14,807)	$(16,780)

Weighted average number of common shares outstanding	17,460,646	12,437,372	15,676,244	4,816,394

Loss per share data (basic and diluted):
Net loss per share attributable to common stockholders	$(0.34)	$(0.43)	$(0.94)	$(3.48)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(14,807)	$(16,780)
Reconciliation of net loss to net cash used in operating activities:
Noncash stock-based compensation expense	556	3,525
Amortization of investments	82	114
Depreciation and amortization	1,795	2,413
Loan forgiveness	—	153
Noncash interest (income) expense	(129)	(254)
Gain on disposal of fixed assets	—	(219)
Changes in operating assets and liabilities:
Accounts receivable	(1,537)	630
Prepaid expenses and other assets	(74)	(710)
Inventory	(739)	(1,294)
Other noncurrent assets	4	10
Accounts payable	(83)	1,172
Accrued compensation and other liabilities	746	(195)
Deferred revenue	336	(3,029)
Accrued restructuring charges	(210)	(200)
Deferred rent	(162)	(37)

Net cash used in operating activities	(14,222)	(14,701)

Cash flows from investing activities:
Purchase of property and equipment	(437)	(635)
Proceeds from sale of property and equipment	40	280
Purchase of investments	—	(5,340)
Proceeds from maturities and sales of investments	1,955	4,960
Investment interest	180	214

Net cash provided by (used in) investing activities	1,738	(521)

Cash flows from financing activities:
Proceeds from issuance of common stock	14,224	24,920
Draw down from loans	6,122	3,292
Repayment of loans	(6,024)	(1,894)
Capital lease payments	(17)	(42)

Net cash provided by financing activities	14,305	26,276

Net increase in cash and cash equivalents	1,821	11,054
Cash and cash equivalents, beginning of year	19,423	12,519

Cash and cash equivalents, end of year	$21,244	$23,573

Supplemental disclosure of cash flow information—cash paid for interest	$449	$440

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Basis of Presentation

Xenogen was founded on August 1, 1995 as a life sciences company incorporated in the State of California. In September 2000, the Board of Directors approved Xenogen’s reincorporation in the State of Delaware. The reincorporation was approved by the State of Delaware on September 26, 2000.

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

The information presented in the Condensed Consolidated Financial Statements at September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, is unaudited but includes all normal recurring adjustments which we believe to be necessary for a fair presentation of the periods presented. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for a full year, or any other future period.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Xenogen and our wholly-owned subsidiary, Xenogen Biosciences Corporation. All significant intercompany accounts and transactions have been eliminated.

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

Significant Concentrations—One of our customers individually accounted for 12.3% and 17.0% of our total revenue in the third quarter of 2005 and 2004, respectively. One of our customers individually accounted for 12.1% and 18.0% of our total revenue for the nine month period ended September 30, 2005 and 2004, respectively.

Recent Accounting Pronouncements— In June 2005, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” to provide additional guidance with regard to the application of lease term under Paragraph 9 of FASB Statement No. 13, Accounting for Leases, which indicates that for the purposes of lease classification, a lease

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

term cannot be changed unless either: (a) modifications of lease provisions result in the lease being considered a new agreement or (b) extension or renewal beyond the existing lease term occurs. The consensus position reached was that an amortization period for a leasehold improvement would be based on the shorter of asset life or lease term, including renewals that are reasonably assured. We expect that the adoption of this Issue and the related FASB Staff Positions (FSP’s) will not have a significant effect on our financial condition or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2002. In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment”. This statement requires that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. In April 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates for SFAS 123(R), and as such, we will now adopt this statement on January 1, 2006. We expect that the adoption of this statement will have a material, although non-cash, impact on our condensed consolidated statements of operations.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs - An amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. We expect that the adoption of SFAS No. 151 will not have a significant effect on our financial condition or results of operations.

In November 2004, the EITF reached a final consensus on Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations” A number of issues have arisen in practice in applying the criteria in paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Those issues involve determining: (a) which cash flows should be taken into

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. We expect that the adoption of this Issue and the related FSP’s will not have a significant effect on our financial condition or results of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Volatility	80.2%	—	69.1%	—
Risk-free interest rate	3.9%	3.4%	3.8%	3.3%
Weighted average expected life (in years)	5	5	5	5

The weighted-average fair value of stock options granted for the three months ended September 30, 2005 and 2004 was $2.67 and $3.45, respectively, and $3.36 and $3.91, respectively, for the nine months ended September 30, 2005 and 2004. The minimum value basis for pricing options, which assumed 0% volatility, was used for all grants made prior to Xenogen becoming a publicly traded company in July 2004.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes relevant information as to reported results, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss:	$(5,923)	$(5,370)	$(14,807)	$(16,780)
Add employee stock-based compensation	340	44	558	3,525
Deduct stock-based compensation determined under the fair value based method for all awards, net of cancellations	(1,111)	(1,057)	(3,122)	(2,929)

Pro forma	$(6,694)	$(6,383)	$(17,371)	$(16,184)

Basic and diluted net loss per share:
As reported	$(0.34)	$(0.43)	$(0.94)	$(3.48)
Pro forma net loss	$(0.38)	$(0.51)	$(1.11)	$(3.36)

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

Stock-based compensation expense is recorded on stock-based grants based on the intrinsic value of the options granted, which is estimated on the date of grant, and is recognized on a graduated, accelerated basis over the vesting period of the grant. For the three months ended September 30, 2005 and 2004, deferred stock-based compensation expense recorded was $341,000 and $44,000, respectively. The expense increase in the third quarter of 2005 stemmed largely from market stock price fluctuations and their impact on the revaluation of certain options granted in 2003 requiring variable accounting treatment. The impact of the stock market value fluctuation resulted in a $0.8 million decrease to stock-based compensation expense for the third quarter of 2004, while only offsetting $0.1 million in stock-based compensation expense for the third quarter of 2005. For the nine months ended September 30, 2005 and 2004, deferred stock-based compensation expense recorded was $556,000 and $3,525,000, respectively. The expense decrease for the nine months ended September 30, 2005 was largely due to employee options being granted at current market value since July 2004, resulting in no stock-based compensation expense. During the first half of 2004, there was a significant expense impact from stock options granted at below market value during both 2003 and the first half of 2004, resulting in accelerated expense recognition. Lastly, market stock price fluctuations and their impact on the revaluation of certain options granted in 2003 requiring variable accounting treatment also contributed to the expense decrease for the nine month period ending September 30, 2005. Stock-based compensation charges and (credits) included in our results of operations were as follows (in thousands):

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cost of revenue:
Product	$14	$(17)	$—	$279
Contract	9	(19)	7	207
License	1	(2)	(1)	23

Total cost of revenue	$24	$(38)	$6	$509

Research and development	$44	$(75)	$(34)	$1,103

Selling, general and administrative	$273	$157	$584	$1,913

Total	$341	$44	$556	$3,525

4. Restructuring Charges

In 2002, we implemented a restructuring program (the “Restructuring Plan”) to bring our expenses more in line with revised revenue and cash flow projections. The Restructuring Plan required the closure of the St. Louis facility we assumed the lease to pursuant to a prior acquisition, consolidation of the animal production in Cranbury, New Jersey, and elimination of personnel. Through the completion of the Restructuring Plan in December 2002, we recorded $2,108,000 of remaining lease obligation charges as restructuring charges in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and Staff Accounting Bulletin 100, Restructuring and Impairment Charges.

The following table depicts the restructuring and impairment activity for the nine months ended September 30, 2005 (in thousands):

Vacated Facilities
Accrued restructuring charges:
Ending balance, December 31, 2004	$1,531
Expenditures	(210)

Ending balance, September 30, 2005	$1,321

At September 30, 2005, approximately $289,000 was recorded as current accrued restructuring charges and approximately $1,032,000 was recorded as noncurrent accrued restructuring charges on our consolidated balance sheets. We expect to pay the accrued lease obligations over the remaining term of the lease, which expires in 2010.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Inventory

Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method. Inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$1,991	$2,274
Finished goods	1,929	663
Work in Progress	994	1,238

	$4,914	$4,175

Beginning in the first quarter of 2005, the capitalization of indirect facility costs was based on facility space use. Prior to January 1, 2005, the allocation of indirect facility costs to inventory was based on labor hours. We feel the change to facility space use more closely approximates the actual use of space for production activity. The change in the facility cost allocation resulted in a $0.4 million and $1.4 million decrease to inventoriable costs for the three and nine months ended September 2005, respectively, with a corresponding increase in operating expenses for those periods. Of the $1.4 million, $1.0 million reduced cost of product sales for the nine months ended September 30, 2005.

6. Product Warranty

We warrant our IVIS Imaging Systems for a period of twelve to eighteen months from the date of installation. We accrue for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon our historical experience and is included in other current liabilities in our condensed consolidated balance sheets. The amounts charged and accrued against the warranty reserve are as follows (in thousands):

	2005	2004
Balance, January 1	$246	$131
Current period accrual	282	249
Warranty expenditures charged to accrual	(289)	(170)

Balance, September 30	$239	$210

7. Property and Equipment

Property and equipment— net consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Furniture and office equipment	$3,941	$3,904
Laboratory equipment	9,118	9,074
Leasehold improvements	4,516	4,374

	17,575	17,352
Less accumulated depreciation and amortization	(15,336)	(14,168)

	$2,239	$3,184

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Depreciation expense was approximately, $424,000 and $589,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $1,342,000 and $1,960,000 for the nine months ended September 30, 2005 and 2004, respectively.

The cost of assets held under capital leases included in fixed assets was approximately $263,000 at both September 30, 2005 and December 31, 2004. Accumulated depreciation of assets held under capital leases was approximately $258,000 and $243,000 at September 30, 2005 and December 31, 2004, respectively.

8. Loans Payable

On August 2, 2005, we entered into an Amended and Restated Loan and Security Agreement, dated August 2, 2005 (the SVB Loan Agreement), among Xenogen, our subsidiary Xenogen Biosciences Corporation (XBC), and Silicon Valley Bank (SVB). We have also entered into a Loan and Security Agreement, dated as of August 2, 2005 (the PFG Loan Agreement) among Xenogen, XBC and Partners for Growth, L.P. (PFG).

The SVB Loan Agreement amends and restates a Loan and Security Agreement entered into between Xenogen and SVB on September 10, 2003 (the Original Agreement), and provides for revolving borrowings of up to $13.0 million. Up to $2.0 million of the availability under the SVB Loan Agreement may be used for letters of credit and cash management services. All borrowings under the Original Agreement, aggregating to $5.8 million, were consolidated into the SVB Loan Agreement and have been applied against the amount available under the SVB Loan Agreement. Loans under the SVB Loan Agreement mature on August 2, 2007 and bear interest at a floating rate equal to the greater of SVB’s prime rate plus 150 basis points or 5.5%. Through September 30, 2005, we have agreed to pay minimum interest to SVB in the amount that would be payable on borrowings of $6.5 million even if the loans actually outstanding are less. After September 30, 2005, we have agreed to pay minimum interest of not less than the amount that would be payable on borrowings of $8.0 million.

The SVB Loan Agreement contains restrictions on our ability to, among other things, dispose of assets, undertake mergers or acquisitions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. It also requires us to maintain a remaining months liquidity ratio of at least 4:1 until October 31, 2005 and at least 6:1 thereafter. The remaining month’s liquidity ratio consist of a ratio of our cash and cash equivalents plus 80% of eligible accounts receivable less amounts outstanding under the SVB Loan Agreement, to net income plus depreciation and amortization for the three-month period most recently ended. The SVB Loan Agreement also provides that if our modified quick ratio drops below 2:1, a new form of loan agreement attached as exhibit to the SVB Loan Agreement will become applicable and our borrowings will be limited to the lesser of $13.0 million or 80% of the amount of our eligible accounts receivable. Our modified quick ratio is defined as the ratio of our unrestricted cash and cash equivalents plus eligible accounts plus availability under the PFG Loan Agreement to outstanding loans and other extensions of credit under the SVB Loan Agreement. The SVB Loan Agreement contains events of default that include, among other things, non-payment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross-defaults, unpaid judgments, inaccuracy of representations and warranties and events constituting a change in control.

As of September 30, 2005, we had borrowed $6.5 million under the SVB Loan Agreement and utilized an additional $0.8 million towards certain real estate letters of credit, leaving us $5.7 million in potential

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

borrowings under the SVB Loan Agreement subject to the restrictions discussed above. As of December 31, 2004, we had borrowed $5.0 million under the Original Agreement and utilized an additional $0.8 million toward certain real estate letters of credit, leaving us $1.2 million of availability under the Original Agreement.

The PFG Loan Agreement provides for revolving borrowings in an amount up to the lesser of $5.0 million, or 50% of our current assets minus the amount of any loans outstanding under the SVB Loan Agreement. Currently, under the borrowing formula, the entire $5.0 million would be available for borrowing. Any loans that are made under the PFG Loan Agreement mature on July 28, 2007 and bear interest at a floating rate equal to the prime rate plus 400 basis points. The PFG Loan Agreement contains restrictions, that are applicable when we have requested a borrowing or when loans are outstanding under the PFG Loan Agreement, on our ability to, among other things, dispose of assets, undertake mergers or acquisitions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock . The PFG Loan Agreement contains events of default that include, among other things, non-payment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross-defaults, unpaid judgments, inaccuracy of representations and warranties and events constituting a change in control.

In connection with the PFG Loan Agreement, on August 2, 2005, we entered into a Warrant Purchase Agreement under which we issued a Warrant to PFG. The Warrant was issued in a private offering in reliance on the exemption from the registration requirements of the Securities Act of 1933 under Section 4(2) of that act. The Warrant is exercisable for 180,000 shares of our common stock at an exercise price of $3.60 per share. In accordance with the price protection terms of the Warrant, the exercise price of the Warrant and the number of shares underlying the Warrant were adjusted to $2.91 per share and 222,680 shares, respectively, in connection with our August 2005 equity financing. As of September 30, 2005, 111,340 of these Warrant shares were exercisable. The number of shares for which the Warrant is currently exercisable will increase by 4,639 at the end of each month during which a loan is outstanding under the PFG Loan Agreement. If no loans are outstanding during a calendar month, the total number of shares of our common stock for which the Warrant may be exercisable will be reduced by 4,639. No loans were outstanding under the PFG Loan Agreement during August or September 2005. The Warrant may be exercised by making a cash payment or through a cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the Warrant being exercised. The Warrant expires on August 1, 2012. The non-contingent portion of the Warrant, or 111,340 shares, was valued at approximately $266,000 and recorded as deferred interest to be amortized to expense over the PFG loan term of 24 months. The Warrant was valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.2%, a contractual term of 7 years, zero dividend yield, and a volatility factor of 80.2%. The portion of the Warrant that was contingent, or 111,340 shares, was not valued.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Debt financing, legal and other expenses associated with the SVB and PFG loan agreements were capitalized as deferred interest and debt costs inclusive of the fair market value of the PFG Warrant above. The total amount capitalized was approximately $662,000 and will be amortized to expense over 24 months corresponding to the term of both the SVB and PFG agreements.

9. Commitments and Contingencies

Purchase Commitments—We had various purchase order commitments totaling approximately $4.4 million as of September 30, 2005.

Operating Leases —On April 4, 2005, Xenogen and Alameda Real Estate Investments, a California limited partnership (“Landlord”) entered into Amendment No. 1 to that certain Marina Village Net Office-Tech Lease, dated March 1, 2005 (the “Amendment”). The Amendment expands the premises subject to the lease to include the entire 850 Marina Village Parkway building consisting of approximately 40,498 square feet. The Amendment also provides for an additional tenant improvement allowance of $104,900, and revises the base monthly rent to range from $39,283 to $45,855. We have not moved into the 850 Marina Village Parkway building. Under the Amendment and our other real property lease agreements, our overall square footage in Alameda, California is approximately 76,000 square feet. On September 28, 2005, Xenogen and Landlord entered into Amendment No. 5 to that certain Marina Village Net Office-Tech Lease by and between Landlord and Xenogen, dated January 15, 1998 for the premises located at 860 Atlantic Avenue, Alameda, California 94501 (the “860 Amendment”). Among other things, the 860 Amendment extends the term of the lease from February 28, 2006 to April 30, 2006. The 860 Amendment is effective as of September 1, 2005. On September 28, 2005, Xenogen and Landlord entered into Amendment No. 2 to that certain Marina Village Net Office-Tech Lease by and between Landlord and Xenogen, dated March 1, 2005 for the premises located at 850 Marina Village Parkway, Alameda, California 94501 (the “850 Amendment”). Among other things, the 850 Amendment (i) confirms certain of the changes to the 860 Lease set forth in the 860 Amendment and (ii) extends to April 30, 2006 the credit against our rent and our percentage share of operating expenses and taxes payable under the 850 Lease equal to the amounts we timely pay to Landlord for these items under the 860 Lease. The 850 Amendment is effective as of September 1, 2005.

The following is the schedule of minimal rental commitments under our operating agreements as of September 30, 2005 (in thousands):

Years Ending December 31,
Remaining 2005	$991
2006	3,676
2007	3,381
2008	3,403
2009	2,947
Thereafter	1,559

$15,957

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Proceedings— On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer seeks unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. Trial is scheduled to begin in February 2006. We believe the complaint is without merit and are mounting a vigorous defense.

On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents, 5,650,135, is invalid. On May 10, 2005, we filed our answer to AntiCancer’s amended complaint. We denied all of AntiCancer’s allegations and asserted various affirmative defenses, including our position that AntiCancer’s patents, including some of the patents cited in its complaint, and patent claims relating to in vivo imaging of fluorescence are invalid. We are vigorously defending ourselves against AntiCancer’s claims and believe AntiCancer’s complaint is without merit. Concurrent with filing our answer to AntiCancer’s complaint, we filed our own counterclaims against AntiCancer. Our counterclaims allege that AntiCancer infringes two of our U.S. patents, 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before AntiCancer’s patents cited in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. We intend to vigorously pursue our claims against AntiCancer. Trial is scheduled to begin in May 2007.

At this time, we are not able to determine the outcome of these legal proceedings. Even if we prevail in these lawsuits, the defense of these or similar lawsuits will be expensive and time-consuming and may distract our management from operating our business.

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

10. Stockholders’ Equity

Equity Financing under August 2005 Securities Purchase Agreement—On August 11, 2005, we entered into a Securities Purchase Agreement (the SPA) with certain institutional accredited investors (the Purchasers). Pursuant to the SPA, on August 15, 2005, the Purchasers acquired, in the aggregate, 5,154,640 shares of our common stock, par value $0.001, at a price of $2.91 per share. The aggregate gross consideration that we received from the sale of these shares was $15,000,002, with net proceeds amounting to $14,202,161 after issuance costs of $797,841. Investment options for the net proceeds are being contemplated, and as such, the proceeds were deposited into operating cash. On August 15, 2005, we issued to the Purchasers warrants to purchase up to additional 1,546,392 shares of our common stock. The warrants have a term of five years and are exercisable beginning February 15, 2006 with an exercise price equal to

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$3.29 per share. The fair market value of the warrants was approximately $3.2 million and was allocated from the aggregate proceeds of the financing to the warrants. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.15%, a contractual term of 5 years, zero dividend yield, and a volatility factor of 80.2%.

The financing was completed through a private placement to accredited investors, and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to the SPA, we have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act of 1933, as amended. We have also agreed to register for re-sale the common stock, including the common stock issuable upon exercise of the warrants. On September 1, 2005, we filed a registration statement on Form S-3 to register the Purchasers’ shares. Five of the Purchasers are entities related to Abingworth Management Ltd. (Abingworth) and one of the Purchasers is an entity related to Harvard Private Capital Holdings, Inc. (Harvard). Abingworth and Harvard are currently stockholders of Xenogen. One member of our Board of Directors is affiliated with Abingworth and one member of our Board of Directors is affiliated with Harvard. We retained Thomas Weisel Partners LLC as the sole placement agent in connection with the financing. We incurred $0.8 million in placement agent, legal and other financing costs associated with the equity financing.

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

Reverse Stock Split - In April 2004, our board of directors approved a 1-for-7 reverse stock split for all common and preferred shares. Such stock split was approved by our stockholders on May 31, 2004 and was effective on July 7, 2004. All shares and per share data in the accompanying condensed consolidated financial statements have been restated to reflect the reverse stock split.

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

On March 5, 2004, our board of directors passed a resolution to forgive outstanding notes receivable, including accrued interest contingent upon the filing of a registration statement with the Securities and Exchange Commission on Form S-1 for an initial public offering before November 1, 2004. As this filing occurred on April 2, 2004, the notes were forgiven and a variable accounting stock-based compensation charge of $0.0 and $0.8 million was recorded as part of general and administrative expense and cost of sales for the three and nine months ending September 30, 2004, respectively.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Plans

1996 Plan - In 1996, our board of directors adopted the 1996 Stock Option Plan (the “1996 Plan”). On December 1, 2003, we issued options covering 281,332 shares of our common stock pursuant to an option exchange program, initiated in May 2003. Pursuant to the terms of the option exchange program, eligible optionees were offered the opportunity to exchange outstanding options to purchase our common stock with an exercise price of $0.70 or more for options to purchase our common stock that would be issued at least six months and one day following the cancellation date of the exchanged options with an exercise price equal to the fair market value of such common stock on the date of grant, subject to the optionee continuing to provide services to us through the grant date of the new options. The vesting provisions of the original options would carry over to the newly issued options. We have evaluated this transaction in the context of guidance in EITF 00-23, “Issues Related to the Accounting For Stock Compensation Under APB Opinion No. 25” and FASB Interpretation No. 44, and have concluded that the reissued options require variable accounting treatment because they were granted with an exercise price less than the fair market value of the underlying common stock at the date of grant. For the three and nine months ended September 30, 2005, we recorded a credit to stock-based compensation expense of approximately $0.1 million and $0.7 million, respectively, due to the decrease in the intrinsic value of the variable stock options. In 2004, we recorded a credit to stock-based compensation expense of approximately $0.8 million and $0.1 million, respectively, for the three and nine months ended September 30, 2004.

In April 2004, the 1996 Plan was amended whereby no additional shares would be granted out of the 1996 Plan upon the creation of the 2004 Equity Incentive Plan. Any shares returned to the 1996 Plan resulting from repurchase or termination of options would be reauthorized under the 2004 Equity Incentive Plan. Accordingly, there were no authorized shares available for future grant issuance under the 1996 Plan at September 30, 2005. During the three and nine months ended September 30, 2005, 11,451 and 96,644 shares were returned to the 1996 Plan and reauthorized for future grants under the 2004 Equity Incentive Plan.

2004 Equity Incentive Plan - In April 2004, our board of directors adopted our 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan, which was approved by our stockholders in May 2004, became effective upon the completion of our initial public offering. During the three and nine months ended September 30, 2005, options to purchase a total of 173,855 and 1,270,360 shares, respectively, were granted to various employees. Pursuant to the terms of the 2004 Plan, the Compensation Committee of our board of directors approved an increase in the number of shares reserved for issuance under the 2004 Plan by 443,086 shares; these shares were added to the 2004 Plan during the first quarter of 2005. As of September 30, 2005, 272,156 shares were available for future issuance, including the reauthorizations from cancellations under the 1996 Plan and the 2004 Plan. In connection with the stock options granted during the three and nine months ended September 30, 2005, we recorded no deferred compensation as the exercise price of the shares granted was equal to the market value.

2004 Director Stock Plan - Our 2004 director stock plan was adopted by our board of directors in April 2004 and approved by our stockholders in May 2004. This plan became effective upon the completion of our initial public offering and provides for the periodic grant of restricted stock to our directors.

During the nine months ended September 30, 2005, a total of 74,074 shares were issued to directors and 3,809 shares were forfeited and returned to the plan. There were no director share issuances or forfeitures during the third quarter of 2005. Pursuant to the terms of the 2004 Director Stock Plan, the Compensation

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Committee of our board of directors approved an increase in the number of shares reserved for issuance under the plan by 45,720 shares. These shares were added to the plan during the first quarter of 2005. As of September 30, 2005, 79,735 shares were available for future issuance. In connection with the stock awards issued during the three and nine months ended September 30, 2005, we recorded approximately $97,000 and $261,000 of deferred compensation expense related to the awards.

11. Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The following securities were not included in the computations of diluted net loss per share at September 30, 2005 and 2004, as their inclusion would be antidilutive:

•	warrants to purchase 2,110,698 shares and 395,483 shares of common stock outstanding at September 30, 2005 and 2004, respectively;

•	options to purchase 2,606,680 and 1,647,406 shares of common stock outstanding at September 30, 2005 and 2004, respectively; and

•	common stock subject to our right to repurchase of 174,066 and 137,148 shares outstanding at September 30, 2005 and 2004, respectively.

Basic and diluted net loss per share was calculated as follows (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(5,923)	$(5,370)	$(14,807)	$(16,780)

Weighted average number of common shares—basic and diluted	17,460,646	12,437,372	15,676,244	4,816,394

Basic and diluted net loss per share:	$(0.34)	$(0.43)	$(0.94)	$(3.48)

12. Comprehensive Income (loss) (in thousands)

	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders	$(5,923)	$(5,370)	$(14,807)	$(16,780)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	7	9	18	(20)

Comprehensive loss	$(5,916)	$(5,361)	$(14,789)	$(16,800)

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Subsequent Events

In connection with our August 2005 equity financing described above in Note 10 to the Notes to these Condensed Consolidated Financial Statements, we filed a registration statement on Form S-3 with the SEC to register the shares purchased by the investors, including the shares underlying the warrants. On November 10, 2005, the SEC declared the registration statement effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning anticipated performance of our products, services and technologies, revenue growth, future revenue sources and concentration, achievement of revenue thresholds, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, interest expense, deferred stock-based compensation expenses, capital resources, additional financings or borrowings, additional losses, increasing production capacity and capital expenditures. We assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors, risks and uncertainties could cause actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Such factors, risks and uncertainties include, without limitation, those discussed below and elsewhere in this Quarterly Report, particularly in “Factors That May Affect Our Results”. We also urge you to carefully review the risk factors set forth in this and other documents we file from time to time with the Securities and Exchange Commission.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for any future period.

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

We commenced sales of our IVIS Imaging Systems in 2000 and our animal models in 2001 and our revenues have grown each year. In the third quarter of 2005, we recognized total revenue of $8.7 million, an increase of $2.0 million from total revenue in the third quarter of 2004 of $6.7 million. We expect our total revenues to increase for the remainder of 2005, although not necessarily at the same rate as in prior years. The gross margins for our products and services vary. During the third quarter of 2005, gross margin for our (i) product sales was 33.6%, (ii) licenses associated with product sales were 80.9% and (iii) contract work for custom animal production and phenotyping was a negative 16.4%. We anticipate that gross margins on our instruments and accessories as well as our custom animal production and phenotyping will improve as we increase our facility capacity utilization. We sell our products and services directly to customers in the United States and several foreign countries. In Australia/New Zealand, China, India, Israel, Japan, South Korea and Taiwan we sell our IVIS Imaging Systems through independent distributors.

We have incurred significant net losses every year since our inception. We incurred losses of $62.6 million in 2002, $20.5 million in 2003, $21.8 million in 2004 and $14.8 million in the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of $182.5 million. As a company in the early stage of commercialization, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 that was filed with the Securities and Exchange Commission on March 21, 2005. Our critical accounting estimates have changed since December 31, 2004 with regard to the matters described below.

Allocation of indirect facility costs to inventory. Prior to January 1, 2005, the allocation of indirect facility costs to inventory was based on labor hours. Beginning in the first quarter of 2005, the allocation of indirect facility costs to inventory was based on facility space use. We feel the change to facility space use more closely approximates the actual use of space for production activity. The change in the facility cost allocation resulted in a $1.4 million decrease to inventoriable costs for the nine month period ended September 30, 2005, of which $ 1.0 million reduced cost of product sales for the nine month period ended September 30, 2005.

There were no other changes to critical accounting policies or estimates since December 31, 2004.

Results of Operations

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004

Revenue. Revenues by source for the three months ended September 30, 2005 and 2004 were (in thousands):

	Three Months Ended September 30,
	2005	2004
Revenue:
Product	$5,157	$3,462
Contract	1,873	1,962
License	1,658	1,271

Total revenue	$8,688	$6,695

Total revenue increased to $8.7 million during the third quarter of 2005 from $6.7 million in the third quarter of 2004, or a 29.8% increase. The increase resulted primarily from higher sales of our IVIS Imaging Systems and the associated licensing fees. The number of IVIS System units sold during the third quarter of 2005 increased to 21 units from 18 units in the third quarter of 2004. In addition, the average selling price increased by 29.4% in the third quarter of 2005 over the comparable period in 2004 driven primarily by a greater proportion of total unit sales being comprised of our higher-priced IVIS 200 Imaging System units during the third quarter of 2005. In addition, a change in customer mix from lower-margin academic customers in the third quarter of 2004 to higher-margin commercial customers in the third quarter of 2005 also contributed to the overall increase in average selling price. The increase in commercial customers during the 2005 third quarter versus the 2004 third quarter also had a positive impact on licensing revenue. Contract revenue decreased in the third quarter of 2005 by $0.1 million from the comparable period of 2004. Some revenue recognition thresholds affecting certain gene targeting contracts were not yet reached during the third quarter of 2005, and we believe we will achieve these thresholds in future periods. The revenue recognition threshold timing impact was partially offset by increases in bioware and animal production. One of our customers individually accounted for 12.3% and 17.0% of our total revenue in the third quarter of 2005 and 2004, respectively.

Cost of revenue. Cost of revenue increased to $5.9 million during the third quarter of 2005 from $4.7 million in the third quarter of 2004, or a 27.1% increase. The increase in IVIS 200 System unit sales resulted in higher materials and labor costs. Unit costs on the IVIS 200 Systems are significantly higher than our other IVIS System models. Offsetting some of the higher IVIS 200 System product costs was a decrease in facility overhead resulting from a change in how facility space was attributed to our manufacturing operations beginning in the first quarter of 2005.

Cost of contract revenue increased approximately 7.0% in the third quarter of 2005 versus the third quarter of 2004. This increase was largely the result of facility related costs and deferred compensation allocation increases. All other costs related to contract revenue were limited to general inflation with no other significant changes to the Cranbury, New Jersey facility operations, where essentially all of the contract revenue activity took place. The cost of license revenue increased in the third quarter of 2005 over the comparable period in 2004. The higher volume of licenses we granted to commercial customers in connection with the sale of IVIS systems resulted in additional royalty costs payable by us to our third-party licensors.

The overall cost of revenue increase, in addition to higher sales, was attributed in part to higher deferred stock-based compensation expense. We expensed approximately $24,000 of stock-based compensation in the third quarter of 2005 as opposed to recording a deferred stock-based compensation expense credit of $38,000 in the third quarter of 2004. As a percentage of total revenues, cost of revenues decreased to 68.1% for the third quarter of 2005 as compared to 69.6% for the comparable period of 2004. The lower cost of revenue as a percentage of sales was due largely to the increase in the average selling price of IVIS Imaging Systems during the third quarter of 2005.

Gross margin. Gross margins by revenue source for the three months ended September 30, 2005 and 2004 were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2005		2004
Gross Margin
Product	$1,735	33.6%	$1,043	30.1%
Contract	(308)	(16.4)%	(77)	(3.9)%
License	1,341	80.9%	1,070	84.2%

Total	$2,768	31.9%	$2,036	30.4%

The gross margin percentage during the third quarter of 2005 increased to 31.9% from 30.4% during the third quarter of 2004. The improvement, on a net basis, was the result of a higher average selling price for our products. The increase in the overall average selling price was attributed to a greater number of IVIS 200 Systems in the sales mix as well as to a higher proportion of sales to being made to higher-margin commercial customers.

Product gross margin. For the third quarter of 2005, the newly developed IVIS 200 System made up a larger share of imaging system unit sales over the comparable period of 2004, contributing to the majority of the average unit selling price increase of 29.4%. In addition to the higher average selling price of the IVIS 200 System, and consistent with our sales strategy, a greater share of IVIS System unit sales was made to commercial sector customers in the third quarter of 2005, contributing further to the average selling price increase. Price discounting, generally associated with academic sector customers, had less of an impact to average selling price during the third quarter of 2005.

Higher production costs partially offset some of the margin gain attributable to unit pricing. Average production cost increased on a per unit basis in the third quarter of 2005 over the comparable period in 2004. The increase was due largely to the higher production costs associated with the IVIS 200 System, and to a lesser degree, higher period costs stemming from manufacturing facility expenses previously absorbed in the research and development expenses relating to the development of the IVIS 3-D System during 2004. During 2004, our manufacturing organization performed research and development services relating to our IVIS 3-D Imaging System. Accordingly, a portion of the manufacturing organization’s expenses were recorded as research and development expenses during the third quarter of 2004. Since our manufacturing organization is no longer performing research and development services relating to our IVIS 3-D Imaging System after December 31, 2004, all of the manufacturing organization’s expenses are recorded as cost of revenue, which negatively impacted product gross margin in the third quarter of 2005 over the comparable period of 2004. The change of allocating facilities overhead to production served to offset some of the product cost increase above by $0.4 million resulting in an absolute dollar increase in product gross margin of $0.7 million, or 66.3%, over the third quarter of 2004.

Contract and licensing gross margin. Contract gross margin for the third quarter of 2005 decreased over the comparable period of 2004 as a result of not achieving certain revenue recognition thresholds associated with gene targeting contracts during the third quarter of 2005, but incurring expenses for the work actually performed on these contracts during the quarter. In addition, higher facility and deferred stock-based compensation costs also served to reduce the contract gross margin rate. The licensing gross margin percentage for the third quarter of 2005 decreased over the comparable period in 2004 as well. The decrease was largely the result of a discounting of certain licenses we granted to commercial IVIS System customers and higher overall royalties paid to third-party patent licensors.

Research and development. Research and development expenses include the development of new IVIS Imaging Systems, LPTA models and reagents. Research and development costs decreased in the third quarter of 2005 to $2.2 million from $2.7 million in the comparable period of last year. The decrease was due to reduced product development expenses associated with IVIS Imaging System, as the development of the IVIS 3-D Imaging System was ongoing during the third quarter of 2004. The decrease was partially offset by higher deferred stock-based compensation expense and higher facility cost allocations in the third quarter of 2005 over the comparable period in 2004. As a percentage of total revenues, research and development expenses were 25.6% for the third quarter of 2005 as compared to 41.0% for the comparable period in 2004. The decrease was primarily attributable to the lower expenses described above, and to higher total revenues for the third quarter of 2005 versus the comparable period in 2004.

Selling, general and administrative. Selling, general and administrative expenses increased to $5.9 million for the third quarter of 2005 from $3.8 million in the third quarter of 2004. General and administrative costs represented the largest component of the increase and resulted in part from increased costs associated with operating as a public company. We closed our initial public offering in July 2004. Staffing and consulting costs increased by $0.4 million over the comparable period in 2004. Accounting, investor relations, facility and other costs increased by $0.6 million on a net basis. Legal costs and expenses, stemming in part from our litigation with AntiCancer, contributed $0.3 million of the overall cost increase from the third quarter of 2004. We expect our litigation costs and expenses to increase in future periods relating to discovery and trial costs in our state court lawsuit with AntiCancer and discovery in our federal court lawsuit with AntiCancer. Selling expenses increased by $0.7 million in the third quarter of 2005 over the comparable period in 2004. Expanded marketing efforts associated with promotion and sales of the IVIS 200 and the new 3-D Imaging Systems contributed to the higher selling costs in the 2005 third quarter.

The increases in selling, general and administrative expense was also partially attributable to an increase in allocated deferred stock-based compensation expenses of $0.1 million over the comparable period in 2004. As a percentage of total revenues, selling, general and administrative expenses were 67.8% for the third quarter of 2005 as compared to 56.9% for the comparable period in 2004. The increase was primarily attributable to operating as a public company during the full third quarter of 2005. We were a private company until mid-July of 2004.

Depreciation . Depreciation expense decreased by $0.2 million in the third quarter of 2005 compared to the third quarter of 2004 largely due to the sale of a previously capitalized IVIS camera and disposal of computer and miscellaneous office equipment. An increase in assets becoming fully depreciated in 2005 also contributed to the lower expense.

Amortization of intangibles. We amortized acquisition-related intangibles in the amount of $151,000 in both the third quarter of 2005 and 2004. This amortization was related to our November 2000 acquisition of Xenogen Biosciences Corporation. There were no acquisitions or write-offs with regard to intangibles in either the third quarter of 2005 or 2004.

Interest expense. Interest expense increased to $222,000 during the third quarter of 2005 from $184,000 in 2004. Increases on certain loan balances, offset in part by decreases on various equipment leasing obligations, served to increase net borrowing costs in the third quarter of 2005 for over the third quarter of 2004. We expect our loan balances to increase in the fourth quarter of 2005 to comply with certain minimum borrowing requirements under our loan agreement with our primary lenders. Accordingly, we expect a corresponding increase in our interest expense.

Income tax expense (benefit). We recorded no income tax expense in either the third quarter of 2005 or 2004 due to our losses in each of these quarters.

Expensing of Stock Awards. Compensation expense is recorded on stock option grants based on the intrinsic value of the options granted, which is estimated on the date of grant and it is recognized on a graduated, accelerated basis over the vesting period, generally four years from the date of grant. Deferred stock-based compensation expense recorded in the third quarter of 2005 and 2004 was approximately $341,000 and $44,000, respectively. The expense increase in the third quarter of 2005 stemmed largely from changes in market stock price fluctuations and their impact on the revaluation of certain options granted in 2003 requiring variable accounting treatment. The impact of the stock market value changes resulted in a $0.8 million decrease to stock-based compensation expense during the third quarter of 2004, while only offsetting $0.1 million in stock-based compensation expense for the third quarter of 2005. Stock-based compensation costs on stock options not requiring variable accounting treatment, however, served to offset some of the expense increase in 2005. All employee stock options have been granted at current market value since July 2004, resulting in no stock-based compensation expense during 2005 for these stock options. During the third quarter of 2004, there was a significant expense impact from options granted at below market value during both 2003 and through the second quarter of 2004, resulting in accelerated expense recognition last year.

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2004

Revenue. Revenues by source for the nine months ended September 30, 2005 and 2004 were (in thousands):

	Nine Months Ended September 30,
	2005	2004
Revenue:
Product	$15,491	$10,664
Contract	7,017	6,542
License	5,157	3,980

Total revenue	$27,665	$21,186

Total revenue increased to $27.7 million for the nine months ended September 30, 2005 from $21.2 million for the nine months ended September 30, 2004, a 30.6% increase. The increase resulted primarily from higher sales of our IVIS Imaging Systems and the associated licensing fees. The number of IVIS Imaging Systems sold during the nine months ended September 30, 2005 was 66 units as compared to 57 units sold during the comparable period during 2004. In addition to the increase of IVIS System unit sales, the average selling price for IVIS Systems for the nine months ended September 30, 2005 increased by 30.3% over the comparable period in 2004 due largely to increased sales of the higher-priced IVIS 200 Imaging Systems. Higher IVIS System unit sales to commercial customers in 2005 also resulted in greater licensing revenue fees for the nine months ending September 30, 2005 versus the comparable period in 2004. Contract revenue increased by $0.5 million for the nine months ended September 30, 2005 from the comparable period in 2004 primarily due to an increased volume of phenotyping contractual work. One of our customers individually accounted for 12.1% and 18.0% of our total revenue for the nine month period ended September 30, 2005 and 2004, respectively.

Cost of revenue. Cost of revenue increased to $17.6 million for the nine months ended September 30, 2005 from $14.3 million for the comparable period in 2004, a 22.8% increase. The increase in IVIS Imaging System unit sales resulted in higher product and licensing costs. In addition, the product sales mix included a greater number of higher cost IVIS 200 Systems and one IVIS 3-D Imaging System during the nine months ended September 30, 2005 versus the comparable period in 2004. The IVIS 200 and IVIS 3-D Systems have higher component material and labor costs compared to our other IVIS Imaging Systems. The cost of revenue increase was offset in part by lower deferred stock-based compensation expense. We credited expense for approximately $6,000 of stock-based compensation expense for the nine months ended September 30, 2005, while expensing approximately $509,000 of deferred stock-based compensation for the comparable period in 2004. The cost of contract revenue increased as a result of an increase in gene targeting and phenotyping activity during 2005, partially offset by the deferred stock-based compensation expense impact above. As a percentage of total revenues, cost of revenues was 63.5% for the nine months ended September 30, 2005 as compared to 67.5% for the comparable period in 2004. The decrease in the 2005 period was driven primarily by an increase in average selling price on IVIS Systems.

Gross Margin. Gross margins by revenue source for the nine months ended September 30, 2005 and 2004 were as follows (in thousands, except percentages):

	Nine Months Ended September 30,
	2005		2004
Gross Margin
Product	$5,504	35.5%	$3,578	33.6%
Contract	326	4.6%	(60)	(0.9)%
License	4,271	82.8%	3,364	84.5%

Total	$10,101	36.5%	$6,882	32.5%

The gross margin percentage for the nine months ended September 30, 2005 increased to 36.5% from 32.5% during the comparable period in 2004. The increase in the average selling price of our IVIS Systems had the greatest impact on gross margin performance. The average selling price increase was driven primarily by the shift in product mix towards our higher-priced IVIS 200 Systems, offset partly by higher unit production costs. From a historical perspective, gross margins on products (sales of our IVIS Imaging Systems and accessories) averaged 38% over the three years ended December 31, 2004 and gross margins on licensing fees averaged 86% during the same period. Historical gross margins for our custom animal production and phenotyping contracts have varied significantly over the three years ended December 31, 2004 and have ranged from a negative to breakeven gross margin.

Product gross margin. For the nine months ended September 30, 2005, the IVIS 200 Imaging System made up a larger share of imaging system unit sales over the comparable period in 2004, increasing the average selling price per unit by 30.3% and overall product revenues by 45.3%. In addition, a customer mix shift of IVIS System sales to commercial versus academic sector customers, where pricing tends to be discounted, also served to increase our average selling price for the nine month period ended September 30, 2005 over the comparable period in 2004. We sold more IVIS Imaging Systems to our international distributor customers during the nine month period ended September 30, 2005 versus the comparable period in 2004 which offset some of the unit price increase since our average selling price to our international distributor customers is lower than the average selling price for our other customers.

Higher production costs associated mostly with the manufacturing costs of the IVIS 200 and IVIS 3-D Systems, however, offset a portion of the product margin growth during the nine month period ended September 30, 2005 over the comparable period in 2004. The balance of the manufacturing unit cost increase from 2004 was due to additional overhead being absorbed into production from changes in research and development activity. During 2004, our manufacturing organization performed research and development services relating to our IVIS 3-D Imaging System. Accordingly, a portion of our manufacturing organization cost was recorded as research and development expense throughout most of 2004. Since our manufacturing organization has not performed research and development services on the IVIS 3-D System since December 31, 2004, $0.5 million in additional overhead cost was absorbed into IVIS System production during the nine month period ending September 30, 2005. A change in allocating facilities overhead to production, however, served to reduce product cost by $1.0 million during the nine month period ending September 30, 2005. Despite the overall manufacturing unit cost increase, product margin improved overall. In absolute dollars, the product margin improved by $1.9 million when compared to the same period in 2004, and the product margin percentage increased to 35.5% for the nine months ended September 30, 2005 as compared to 33.6% over the same period in 2004.

Contract and Licensing Gross Margins. Contract gross margin for the nine months ended September 30, 2005 improved over the comparable period in 2004. The productivity gains at our Cranbury, New Jersey facility, stemming from an increased volume of gene targeting and phenotyping contractual work, improved the overall contract gross margin. The additional contractual work had little impact on personnel expenses. Timing with regard to not achieving certain revenue recognition thresholds associated with gene targeting contracts during the first nine months of 2005, but incurring expenses for the work actually performed on these contracts during the period, offset some of the gross margin improvement. The licensing gross margin for the first nine months of 2005 decreased over the comparable period of 2004. The decrease was largely the result of discounting license fees associated with multiple unit sales. The number of repeat customers for the nine months ended September 30, 2005, or those purchasing multiple units, increased over the comparable period in 2004, resulting in lower licensing fees on a per unit basis.

Research and development. Research and development costs decreased during the nine month period ended September 30, 2005 to $6.7 million from $9.5 million in the comparable period in 2004. The decrease was due in part to an overall decrease in allocated stock-based compensation expense of $1.1 million. The balance of the research and development decrease from the comparable period in 2004 was attributed to reduced product development expenses relating to the IVIS 3-D Imaging System, as most of the development expenditures occurred in 2004. The change in how we allocate facility costs to production, however, offset some of the research and development expense decrease associated with the IVIS 3-D System. As a percentage of total revenues, research and development expenses were 24.4% for the nine months ended September 30, 2005 as compared to 44.7% for the comparable period in 2004. The decrease was primarily attributable to the decreased expenses described above and greater total revenues for the nine months ended September 30, 2005 versus the comparable period in 2004.

Selling, general and administrative. Selling, general and administrative expenses increased to $16.1 million for the nine months ended September 30, 2005 from $11.7 million during the comparable period in 2004. General and administrative costs represented the largest component of the increase and resulted largely from operating as a public company. Staffing and consulting costs increased by $1.4 million and accounting and auditing fees increased by $0.4 million over the comparable period in 2004. Directors and officers insurance and public/investor relations costs also increased during the nine months ended September 30, 2005 over the comparable period in 2004 by $0.4 million. Legal costs and expenses, stemming in part from our litigation with AntiCancer, contributed $1.2 million of the overall cost increase. Bonus compensation, facility and other office related costs for the nine months ended September 30, 2005 increased over the comparable period last year by $0.5 million, on a net basis, corresponding with the increased sales and change in how we allocate facility costs to production. Selling expenses increased by $1.8 million during the nine months ended September 30, 2005 over the comparable period in 2004. Expanded marketing efforts associated with promotion and sales of the IVIS 200 System and promotion of our new IVIS 3-D System contributed to the higher marketing and selling costs in 2005.

The increases in selling, general and administrative expenses were partially offset by a decrease in allocated deferred stock-based compensation expenses of $1.3 million from 2004. As a percentage of total revenues, selling, general and administrative expenses were 58.2% for the nine months ending September 30, 2005 as compared to 55.1% for the comparable period in 2004. The increase was attributable to greater expenses to operate as a public company during the 2005 period versus being privately held until mid-July 2004, offset by greater revenues during the nine months ended September 30, 2005 over the comparable period in 2004.

Depreciation. Depreciation expense decreased $0.6 million in the nine months ended September 30, 2005 from the comparable period in 2004. The decrease was the result of tenant improvement disposal adjustments in 2004 associated with our St. Louis facility that we closed in connection with our 2002 restructuring plan, and due to the sale of a previously capitalized IVIS camera and the disposal of computer and miscellaneous office equipment. An increase in assets becoming fully depreciated in 2005 also contributed to the lower expense.

Amortization of intangibles. We amortized acquisition-related intangibles in the amount of $452,000 during both nine months ended September 30, 2005 and 2004 relating to our November 2000 acquisition of Xenogen Biosciences Corporation. There were no acquisitions or write-offs with regard to intangibles for the nine months ended September 30, 2005 or 2004.

Interest expense. Interest expense was $557,000 during the nine months ended September 30, 2005 as compared to $472,000 during the comparable period in 2004. The increase was the result of a higher outstanding debt balance associated with our loan facility with our primary lender during 2005. Payments on various equipment leasing obligations during the nine months ended September 30, 2005, however, offset some of the interest expense increase.

Income tax expense (benefit). We recorded no income tax expense in either the nine months ended September 30, 2005 or 2004 due to our losses in each of these periods.

Expensing of Stock Awards. Deferred stock-based compensation expense recorded for the nine months ended September 30, 2005 and 2004 was approximately $0.6 million and $3.5 million, respectively. A significant portion of the stock-based compensation decrease was the result of stock options being granted at market value on the date of grant since July 2004, resulting in no stock-based compensation expense for these options in 2005. For the nine months ended September 30, 2004, there was a significant expense impact from options granted at below market value during both 2003 and through the second quarter of 2004, resulting in accelerated expense recognition. Variable accounting treatment on certain stock options issued in 2003 also contributed to the expense decrease. The intrinsic value of those options decreased as a result of stock market fluctuations since the variable grants were initially valued. The impact of the stock market value change resulted in a $0.7 million credit to expense for the nine months ended September 30, 2005, versus a $0.1 million credit to expense for the nine months ended September 30, 2004 on those same options. The remaining deferred compensation balance of approximately $1.5 million will be amortized through 2008. We expect to record amortization expense based on the intrinsic value of the options granted for employee deferred stock-based compensation as follows.

Deferred Compensation Amortization For the Year	Amount
October 1, 2005 – December 31, 2005	$0.4 million
2006	$0.9 million
2007 and future years	$0.2 million

The above amortization does not incorporate the estimated impact of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which will be effective for fiscal year 2006. We have not yet quantified the effects of the adoption of SFAS 123R, but we expect that it will result in significant, although non-cash, stock-based compensation expense. The pro forma effects on net income (loss) and earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004, if the we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25), are disclosed in Note 3 to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period; and the transition method chosen for adopting SFAS 123R. We are currently evaluating option valuation methodologies and assumptions in light of SFAS 123R. We are currently evaluating the impact of the new standard, including the method of implementation. We expect that there will be a material change to the amount of amortization expense recorded for deferred compensation under SFAS 123R.

Liquidity, Capital Resources and Financial Position

As of September 30, 2005, we had cash, cash equivalents and investment balances of $21.8 million. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our selling, general and administrative expenses will increase, and as a result, we will need to generate greater revenue than we have to date to achieve profitability.

Until our initial public offering, our operations were funded through the proceeds from the sale of preferred stock, revenue generation, and to a lesser extent, through equipment lease lines and bank lines of credit. As of September 30, 2005, we had outstanding balances under loan and lease agreements of $7.9 million, $6.5 million pursuant to a bank loan and $1.4 million pursuant to an equipment financing arrangement. During the first quarter of 2004, we repaid all principal and interest on a $1.0 million bank loan. In March 2004, we entered into an amendment to a 2003 loan and security agreement with our primary lender, increasing our borrowing capacity from $3.0 million to $7.0 million. On August 2, 2005, we restructured our loan and entered into an amended and restated loan facility with our lender and entered into a new loan facility with a another lender that collectively provides us with access to borrowings of up to $18 million, subject to borrowing base calculations and other terms and conditions. The new loan facility with our existing lender has a maturity date of August 2, 2007, and the amounts borrowed under the original credit agreement have been rolled into the new facility. This credit facility is secured by all our assets, excluding our intellectual property and equipment financed through our equipment financing arrangement. As of September 30, 2005, we were in compliance with the covenants and had $6.5 million outstanding under this loan agreement. We have not borrowed any money under the loan facility with the new lender. These loan arrangements are described in more detail in Note 8 to the Condensed Consolidated Financial Statements of this Quarterly Report.

On August 11, 2005, we entered into a Securities Purchase Agreement (the SPA) with certain institutional accredited investors who have acquired, in the aggregate, 5,154,640 shares of common stock, par value $0.001, at a price of $2.91 per share. The aggregate gross consideration received for the common stock was $15,000,002. The investors also received warrants to purchase up to an additional 1,546,392 shares of our common stock. The warrants have a term of five years and are exercisable beginning six months after August 15, 2005 with an exercise price equal to $3.29 per share. The financing is described in more detail in Note 10 to the Condensed Consolidated Financial Statements of this Quarterly Report.

Operating activities. Net cash used in operating activities for the nine months ended September 30, 2005 and 2004 was $14.2 million and $14.7 million, respectively. The primary use of cash was to fund our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. During the nine months ended September 30, 2005, net cash used in operating activities resulted primarily from our net loss adjusted for non-cash expenses of depreciation, amortization, and stock-based compensation. Net cash used in the nine months ended September 30, 2005 was also the result of an increase in inventory purchases, prepaid expenses and accounts receivable, offset by increases in deferred revenue and other miscellaneous liabilities. Deferred revenue results primarily from invoicing customers for contracts and licenses for which revenue will be recognized over future periods. During the nine months ended September 30, 2004, net cash used in operating activities resulted primarily from our net loss adjusted for non-cash expenses of depreciation, amortization and stock-based compensation. In addition, net cash used in operating activities for the nine months ended September 30, 2004 resulted from an increase in inventory purchases, prepaid expenses and a decrease in deferred revenue activity, offset by accounts receivable collections and increases in accounts payable.

Investing activities. Net cash provided by investing activities for the nine months ended September 30, 2005 was $1.7 million versus a net cash use of $0.5 million for the comparable period in 2004. During the nine months ended September 30, 2005, net cash provided by investing activities resulted from proceeds from the liquidation of short-term and restricted investments, offset in part by small capital purchases. During the nine months ended September 30, 2004, net cash used in investing activities related largely to the purchase of corporate debt securities, and to a much lesser extent, small capital acquisitions.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2005 and 2004 was $14.3 million and $26.3 million, respectively. During the nine months ended September 30, 2005, proceeds from the August SPA equity financing of $14.2 million, net of financing costs, comprised most of the net cash provided by financing activities. Cash provided from an increase in borrowings under our amended line of credit facility, net of financing costs related to both our amended and new loan agreements, also served to increase our net cash position, although to a much lesser extent. During the nine months ended September 30, 2004, we completed our initial public stock offering and made additional borrowings under our line of credit facility, net of repayments on our equipment financings.

We believe that our current cash and cash equivalents, short-term investments, revenue expected to be generated from operations and our ability to draw-down on our loan facilities will be sufficient to meet our currently planned operating requirements for at least the next 12 months. However, we may choose to modify our planned operations due to market conditions, competitive or other factors which could substantially increase our expenses or impact our revenues, in which case our liquidity would be negatively impacted. Our liquidity would also be negatively impacted by a decrease in demand for our products and services. We expect material capital expenditures of $3.5 million to be incurred over the remainder of 2005 to support sales growth and increase our imaging system manufacturing capacity.

If our existing cash, short-term securities, revenue generated from operations and our access to our loan facilities are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain an additional loan arrangement. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may have to delay development or commercialization of our products and services, defer the acquisition of complimentary products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products and services. Any if these results could harm our financial condition.

Our contractual payment obligations have increased since December 31, 2004. The increase relates to real property lease amendments we signed during the first and third quarters of 2005, new purchase commitments for inventory parts made during the second and third quarters of 2005 and additional net new borrowings in the third quarter of 2005. Contractual payment obligations that were fixed and determinable as of September 30, 2005 were:

Payments due by Period	Remaining 2005	2006	2007	2008	2009 and Beyond
Operating Leases (1)	$991	$3,676	$3,381	$3,403	$4,506
Loans (2)	478	1,530	6,952	—	—
Other Contractual Obligations (3)	4,380	—	—	—	—

	$5,849	$5,206	$10,333	$3,403	$4,506

(1)	Operating Leases represent rental commitments under real property leases.
(2)	Principal and interest on loans for financing operations, capital and leasehold purchases.
(3)	Other Contractual Obligations represent purchase commitments from our key suppliers.

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

We have a history of losses and an accumulated deficit of $182.5 million as of September 30, 2005, and we may never achieve profitability.

We have incurred significant net losses every year since our inception. We incurred losses of $62.6 million in 2002, $20.5 million in 2003, $21.8 million in 2004 and $14.8 million in the nine months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of $182.5 million. To achieve profitability, we will need to generate and sustain higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. We may not achieve or maintain reasonable costs and expense levels. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

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

We have had a limited operating history and are at an early stage of commercialization. While we sold our first IVIS® Imaging Systems and entered into our first commercial license in 2000, we did not begin to sell our products and services in commercial quantities until 2002. Our in vivo biophotonic imaging technology is a relatively new technology that has not yet achieved widespread adoption. To date, we have generated revenues of $16.0 million in 2002, $20.1 million in 2003, $30.9 million in 2004 and $27.7 million in the nine months ended September 30, 2005.

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

We generally sell our products and often provide our services pursuant to agreements that are renewable on an annual basis. Failure to renew or the cancellation of these agreements by any one of our significant customers, which include Pfizer Inc., the National Institute for Environmental Health Sciences and affiliates of Novartis, could result in a significant loss of revenue. We currently derive, and we expect to continue to derive, a large percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Revenue concentration among our largest customers is as follows:

•	our ten largest customers accounted for approximately 35%, 41% and 53% of our revenue for the nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003, respectively; and

•	our largest and second largest customers accounted for approximately 12% and 5% of our revenue for the nine months ended September 30, 2005, 16% and 7% of our revenue for the year ended December 31, 2004, and 21% and 11% of our revenue for the year ended December 31, 2003.

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

Our future success also will depend in part on the continued service of our key scientific, consulting and management personnel and our ability to identify hire and retain additional personnel. Vice Presidents in our finance, legal, and operations department have recently joined our management team, and it will take time for them to become fully integrated into our company. We are also currently recruiting additional senior management personnel to enhance our management team and to support our continued growth in 2006 and beyond. We experience intense competition for qualified personnel. We may be unable to attract and retain personnel necessary for the development of our business. Moreover, a significant portion of our work force is located in the San Francisco Bay Area of California, where demand for personnel with the scientific and technical skills we seek is extremely high and is likely to remain high.

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

In May 2005, we filed with the court our response to the AntiCancer patent infringement lawsuit. With our response, we filed counterclaims against AntiCancer alleging that it infringes two of our U.S. patents. For a description of our litigation with AntiCancer, see “Part II, Item 1. Legal Proceedings.”

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

We are currently the subject of, and may from time to time become engaged in, commercial disputes such as claims by customers, suppliers or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. For example, on August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer seeks unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. The trial is scheduled to begin on February 10, 2006.

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

Our principal competitors that use established technologies for in vivo biological assessment include Exelixis, Inc. and Lexicon Genetics Incorporated. Each of these companies uses animal models in the area of target validation in drug discovery and utilizes methods of assessment based upon knockout mice as well as other organisms such as fruit flies, worms and yeast. We face competition from several companies including Eastman Kodak Company, Berthold Detection Systems GmbH, Hamamatsu Photonics, K.K. and Roper Scientific, Inc., that market systems that may be used to perform biophotonic imaging with the appropriate licenses. These companies are larger and have greater resources than Xenogen. There are also several privately-held companies that have recently begun to market systems that may be used to perform biophotonic imaging with the appropriate licenses. At any time, other companies may develop additional directly competitive products that could achieve greater market acceptance or render our products obsolete.

Failure to raise additional capital or generate the significant capital necessary to expand our operations and develop new products could reduce our ability to compete.

We believe that our current cash and cash equivalents, short-term investments, revenue expected to be generated from operations and our ability to draw-down on our loan facilities will be sufficient to meet our currently planned operating requirements at least for the next 12 months. However, our expectations are based on our current operating plan, which may change as a result of many factors, including:

•	revenues generated from sales of our current and future products and services, which is in part reliant on our success in ramping up our sales and marketing organization and our ability match our manufacturing capacity to customer demand;

•	the termination or non-renewal of material contracts or loss of significant customers;

•	expenses we incur in developing and selling our products and services’

•	developments or disputes concerning patents, proprietary rights or other commercial disputes; and

•	changes in our growth rates.

Consequently, we may seek additional funds from public and private stock offerings, borrowings under lease lines of credit or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants and security interest in our assets.

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

We have historically used stock options and other forms of equity-related compensation as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that, effective January 1, 2006, will require us and other companies to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. We are undertaking a review of our equity compensation practices. In the future, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.

The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours with short operating histories and without consistent product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. During the last 52 weeks, our common stock has traded between $2.28 and $7.30 per share. This volatility has often been unrelated to the operating performance of particular companies. Factors that could cause this volatility in the market price of our common stock include:

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include an annual report regarding our evaluation of our internal controls in the company’s annual report for the year ending December 31, 2006 if we are an “accelerated filer” as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended, as of June 30, 2006 or December 31, 2007 if we are not an “accelerated filer” as of June 30, 2006. In preparation for that management report, we will need to assess the adequacy of our internal controls, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We are utilizing outside consultants to assist with this project, which will continue to increase our selling, general and administrative costs in 2005 and 2006. We may also discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective, and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and holders of 10% or more of our common stock beneficially own or control approximately 42 percent of the outstanding shares of our common stock as of September 30, 2005. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

We have limited exposure to financial market risks, including changes in interest rates and foreign currency exchange rates. Our exposure to interest rate risk at September 30, 2005 was related to our investment portfolio and our borrowings. Fixed rate investments and borrowings may have their fair market value adversely impacted from changes in interest rates. Floating rate investments may produce less income than expected if interest rates fall, and floating rate borrowings will lead to additional interest expense if interest rates increase. Due in part to these factors, our future investment income may fall short of expectations due to changes in U.S. interest rates.

We invest our excess cash in debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we concluded that there was no material exposure to interest rate risk arising from our investments as of September 30, 2005.

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

At September 30, 2005, we did not meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act. Accordingly, if we meet the definition of “accelerated filer” as of June 30, 2006, we will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from an independent registered public accounting firm until our Annual Report on Form 10-K for our fiscal year ending December 31, 2006. However, if we do not meet the definition of “accelerated filer” as of June 30, 2006, we will not be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from an independent registered public accounting firm until our Annual Report on Form 10-K for our fiscal year ending December 31, 2007.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer seeks unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. The trial is scheduled to begin on February 10, 2006. We believe the complaint is without merit and are mounting a vigorous defense.

On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents, 5,650,135, is invalid. On May 10, 2005, we filed our answer to AntiCancer’s amended complaint. We denied all of AntiCancer’s allegations and asserted various affirmative defenses, including our position that AntiCancer’s patents, including some of the patents cited in its complaint, and patent claims relating to in vivo imaging of fluorescence are invalid. We are vigorously defending ourselves against AntiCancer’s claims and believe AntiCancer’s complaint is without merit. Concurrent with filing our answer to AntiCancer’s complaint, we filed our own counterclaims against AntiCancer. Our counterclaims allege that AntiCancer infringes two of our U.S. patents, 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before AntiCancer’s patents cited in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. We intend to vigorously pursue our claims against AntiCancer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .

(a) Sale of Unregistered Shares

During the quarter ended September 30, 2005, we issued the following securities:

(1) On August 2, 2005, we issued warrants to purchase up to 222,680 shares of our common stock at an exercise price of $2.91 per share to a new lender in connection with the execution of a loan and security agreement. This issuance was exempt from registration requirements in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. The issuance and terms of these warrants are described in Note 8 to the Condensed Consolidated Financial Statements contained in this report.

(2) On August 15, 2005, we issued 5,154,640 shares of our common stock at a purchase price of $2.91 per share and warrants to purchase up to an additional 1,546,392 shares of our common stock at an exercise price of $3.29 per share to certain accredited investors, including certain existing investors. This issuance was exempt from registration requirements in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. The issuance and terms of these securities are described in Note 10 to the Condensed Consolidated Financial Statements contained in this report.

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

We have used and intend to continue to use the proceeds from the offering for use in the operation and expansion of our business. From July 16, 2004 through September 30, 2005, we used the following net proceeds from the offering: $5.4 million for inventory purchases, $7.7 million for employee payroll, and $8.7 million for other corporate related expenses, including debt, facility costs, insurance premiums and supplies.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits.

Exhibit Number	Description
10.1†	Amendment No. 2 to Commercial License Agreement between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated October 4, 2005

10.2†	Amendment, dated October 7, 2005, to Contract between Xenogen Biosciences Corporation and The National Institute of Environmental Health Sciences dated September 19, 2003

10.3	Letter Agreement between Registrant and Pfizer Inc extending Collaborative Research Agreement dated September 30, 2001

10.4	Letter Agreement between Registrant and Pfizer Inc extending Collaborative Research Agreement dated December 28, 2000

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

XENOGEN CORPORATION

By:	/s/ DAVID W. CARTER
David W. Carter
Chairman of the Boardand Chief Executive Officer

By:	/s/ WILLIAM A. ALBRIGHT, JR.
William A. Albright, Jr. Senior Vice President, Finance and Operations, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Amendment No. 2 to Commercial License Agreement between the Registrant and Novartis Institutes for BioMedical Research, Inc., dated October 4, 2005

10.2†	Amendment, dated October 7, 2005, to Contract between Xenogen Biosciences Corporation and The National Institute of Environmental Health Sciences dated September 19, 2003

10.3	Letter Agreement between Registrant and Pfizer Inc extending Collaborative Research Agreement dated September 30, 2001

10.4	Letter Agreement between Registrant and Pfizer Inc extending Collaborative Research Agreement dated December 28, 2000

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested for portions of this exhibit.