Form 10-K
period 2005-12-31
XENOGEN CORP
filed 2006-03-24
CIK 1116449

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of stock held by nonaffiliates was $36,257,018.

At March 1, 2006, 20,390,061 shares of the registrant’s common stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those expressed or forecasted in any such forward-looking statements as a result of certain factors, including those set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this Form 10-K. Such forward-looking statements include any projections of revenues, gross margins, operating expenses, or other financial items; any statements of the plans, strategies, and objectives of management for future operations; factors affecting our 2006 operating results; any statements concerning proposed new products, services, developments, or anticipated performance of products or services; statements concerning our manufacturing capacity; statements of belief regarding our royalty discussions with Stanford University; statements regarding our proposed merger with Caliper Life Sciences, Inc.; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. You can identify these statements by the fact that they do not relate strictly to historical or current facts and use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” and other words and terms of similar meaning. From time to time, we also may provide oral or written forward-looking statements in other materials that we release to the public.

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

PART I

Item 1. Business.

Overview

We sell integrated systems of instruments and equipment, software and reagents to biomedical and biopharmaceutical researchers that we believe improve the productivity and efficiency of the drug discovery and development process. Using the detection and measurement of photons emitted from cells and animals that we genetically engineer to emit light, which we term “biophotonic imaging,” our patented and proprietary biophotonic IVIS Imaging Systems, living animal models and research services collectively expedite in vivo data collection and analysis, a critical bottleneck in drug discovery and development. Our customers use in vivo biophotonic imaging to visually display and quantify a chosen tumor, disease, pathogen, organ or biochemical reaction. Our products are also used to generate predictive animal models, primarily rats and mice, for preclinical drug discovery and development. We believe our products enable our pharmaceutical and biotechnology customers to generate higher-quality safety and efficacy data for drug candidates, to accelerate preclinical development and to reduce the development risk of product candidates that enter human clinical development. The sources of our revenue are:

•	Instruments and related imaging accessories: sales of IVIS Imaging Systems and accessories;

•	Recurring license fees: multi-year fees for our biophotonic imaging licenses from our commercial customers and access to reagents such as animals and cell lines; and

•	Long-term service contracts: custom animal production, animal phenotyping and IVIS service contracts.

We manufacture, market and sell our IVIS Imaging Systems, as well as the reagents—pathogens and tumor cells, or “Bioware,” and light-producing transgenic animals, or “LPTA animal models”—that allow our customers performing biopharmaceutical and biomedical research, discovery and development to collect safety, efficacy and other relevant data on therapeutic product candidates. Our reagent sales are comprised of genetically modified animals (mice and rats), microorganisms and cell lines that are used to characterize the role of genes in the disease process as well as to measure the efficacy of drugs against certain sets of disease indications. We also provide a wide range of contract research services relating to the production of transgenic animals (in which foreign genes are incorporated) and knockout animals (in which specific genes are functionally disabled). In addition, we provide custom animal production, phenotyping services and in vivo compound profiling to our customers for the purpose of target validation and compound screening. In addition, we also provide custom contract research services through the utilization of biophotonic imaging in rodent models. Our product offerings allow our customers to gather data about biochemical pathways in living animals, the mechanism of action of drug candidates and how well these drug candidates work in living organisms.

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

On February 10, 2006, we entered into a definitive Agreement and Plan of Merger with Caliper Life Sciences, Inc. and its subsidiary, Caliper Holdings, Inc., pursuant to which we will be merged with and into Caliper Holdings and become a wholly-owned subsidiary of Caliper. A copy of the merger agreement and other documents relating to the merger are attached as exhibits to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on February 16, 2006. Our Board of Directors has approved the merger and the merger agreement. In March 2006, Caliper and Xenogen will file a registration statement on Form S-4 and a notice of special meeting of stockholders and definitive proxy statement for the special meeting of stockholders pursuant to which we will ask our stockholders to adopt and approve the merger agreement and the merger.

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

Because of the limitations of current in vivo and in vitro assays, researchers have been seeking new technologies that provide physiologically relevant data. Imaging technologies currently under investigation for use in the clinical setting and in drug discovery and development—magnetic resonance imaging (or MRI), positron emission tomography, or PET, X-ray computed tomography, or CT, single photon emission computed tomography, or SPECT, and other optical imaging technologies—generally do not provide high quality functional data, and are not low in cost compared to in vitro assays and conventional animal model assessment mainly due to the cost of equipment and the requirement of sizable teams of technicians with greater skill level to collect and analyze data.

Our Business

We offer products and services that allow researchers to observe in real-time the disease and molecular mechanisms in living intact organisms in a non-invasive manner (generally referred to as “molecular imaging”). Our products and services allow researchers to focus on those stages of disease progression within animal models that are most predictive of human response. With this information, researchers can follow the spread of a disease, or the effects of a drug, throughout the same animal over time. Our integrated system of products and services enables biopharmaceutical companies to reduce costs and standardize analytical techniques across four key areas of the drug discovery and development chain: biological screening; pharmacokinetics and absorption, distribution metabolism and excretion, or ADME; safety and toxicological testing; and drug dosage and formulation. According to the Pharmaceutical Research and Manufacturers of America, its member organizations spent approximately $34.5 billion in 2003 on research and development expenditures, and approximately $11 billion of these expenditures were in discovery and preclinical research and development phases. The graphic below depicts the four stages in the drug development process, the stages where in vivo testing occurs and the portion of total research and development spending related to in vivo testing.

Source: Data based on 2005 report from Pharmaceutical Research and Manufacturers of America.

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

Additionally, through our Xenogen Biosciences Corporation subsidiary, we offer biopharmaceutical companies and biomedical researchers with animal production and phenotyping services to create both traditional and bioluminescent animal models to test the effects of a drug on, or the role of a gene or protein in, a biological system. Whereas previously biopharmaceutical companies essentially tended to perform all research and development (R&D) in-house, there is a trend in recent years to concentrate the in-house R&D on core competencies and to outsource specific technologies and products to specialized service providers and vendors. As a consequence of this, a large industry segment has formed in recent years to deliver various specialized technologies and services to biopharmaceutical companies. Over the past 16 years, Xenogen Biosciences has offered many of these specialized technologies, including the creation and phenotypic characterization of transgenic and gene knockout animals, in vivo evaluation of compounds at various stages of development, and utilization of biophotonic imaging to perform biodistribution, drug delivery and/or biochemical studies.

Although, as mentioned above, traditional in vivo animal models are viewed as a rate-limited step, they nonetheless remain a critical element in life sciences research and of the drug discovery and development process. The biopharmaceutical industry currently relies on a limited number of platform technologies for validating the expanding number of drug targets that have emerged from the sequencing of the human genome. The most relied upon technology for target validation within the pharmaceutical industry today is gene knockout technology in concert with comprehensive phenotypic analysis. Genetically engineered mice can be highly informative in the discovery of gene function and pharmaceutical utility of a potential drug target, as well as in the determination of the potential on-target side effects associated with a given target. Aside from whether a gene is a good drug target, genetically engineered animals also provide invaluable models to assess the pharmacology, and increasingly the toxicology, of drug candidates, making them well accepted validation models. Xenogen Biosciences not only has more than a decade’s worth of experience in creating and characterizing these types of animal models, but also more than 15 years of experience in creating transgenic animal models, and a history of having produced thousands of unique genetically-modified lines for academic, government and commercial customers.

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

IVIS Imaging Systems and Living Image Software

The IVIS 50, 100, 200 Series and 3D Imaging Systems each include a highly sensitive camera, an ultra-dark box that serves as the imaging chamber and a computer equipped with our Living Image Software. The throughput image resolution and analytical capabilities differ by camera to address different end user needs. The original IVIS 100 Series, introduced in 2000, and the IVIS 200 Series, introduced in 2003, each have high-throughput and high-sensitivity, but the IVIS 200 also has integrated fluorescence and bioluminescence capabilities and features, as well as high resolution and topographic analysis. Introduced in 2003, the IVIS 50 Series has lower throughput and less sensitivity than other IVIS models, but is available at a lower price point. The IVIS 3D, commercially launched in September 2005, is a high-sensitivity camera that provides a full three-dimensional diffuse tomographic analysis of bioluminescent light sources in living animals as well as two-dimensional multi-view fluorescent imaging capabilities. In 2006, we will introduce the IVIS Lumina™ Imaging System. The IVIS Lumina Imaging System is a highly-sensitive system that has integrated fluorescence and bioluminescence capabilities and features. Like our IVIS 50 Imaging System, the IVIS Lumina Imaging System is a lower throughput system that will be priced at the lower end of our imaging system price range. We believe the IVIS Lumina Imaging System will have appeal to customers for both in vitro and in vivo imaging. The IVIS Imaging Systems’ functional sensitivity is up to 1,000 times greater than PET, for example, has higher throughput than other imaging modalities, and the unique Living Image Software allows one non-technical person to operate the imaging system and examine the data analysis simultaneously. We offer IVIS Imaging Systems on both a sale and lease basis. Various elements of the hardware and software are covered by claims in several of our issued and pending patents.

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

Bioware—Light-Producing Cells and Microorganisms

Our Bioware lines of light-producing cells and microorganisms enable researchers to analyze the spread and treatment of cancer and infectious diseases, as well as to study immunology. We currently offer approximately 25 lines of light-producing microorganisms, including E. coli, Pseudomonas, Salmonella and other gram negative bacteria, as well as Staphylococcus aureus, Streptococcus pneumonia and other gram positive bacteria. We have also developed approximately 20 tumor cell lines for breast, melanoma and prostate cancer. In addition, we are able to create custom light-producing microorganisms and tumor cell lines in accordance with the needs of our customers. All of our Bioware products are optimized to work with our IVIS Imaging Systems.

LPTA Animal Models

Our LPTA animal models are pathway-specific model animals that enable researchers to analyze gene expression, protein activity and disease progression. We currently have over 30 types of commercially available therapeutically-relevant LPTA animal models designed to assist researchers in the areas of metabolic diseases and liver failure, inflammation and drug metabolism. We are developing and in-licensing other types of LPTA animal models designed to assist researchers in the areas of cardiovascular disease, diabetes, cancer, inflammation, metabolic disease, neurodegenration and toxicity. In addition, we are able to create customized LPTA animal models in accordance with many customer specifications. All of our LPTA animal models are optimized to work with our IVIS Imaging Systems.

The following table summarizes our products and services portfolio as of December 31, 2005.

Name	Components / Highlights	Number of Placements, as of December 31, 2005
IVIS Imaging Systems

IVIS 100 Series	CCD camera, imaging chamber, computer with Living Image software, high-resolution monitor, cryogenic refrigeration unit and available with fluorescence option	158

IVIS 50 Series	CCD camera, imaging chamber, computer with Living Image software, high-resolution monitor and thermo-electric cooling unit and available with fluorescence option	42

IVIS 200 Series	CCD camera with five field of view options, integrated fluorescence capabilities, more uniform light collection, patented high-resolution lens	80

IVIS 3D	3-dimensional images are derived from multiple views of one animal from many angles; improved optics, available with fluorescence option and structured light source	5

Accessories	Standard and anesthesia packages	*

Extended Service Plans	Basic, Standard and Premium options	*

Reagents and Animal Models
Bioware	Lines of light-producing cells and microorganisms: • 25 lines of microorganisms • 20 tumor cells lines	*

LPTA Animal Models	Over 20 types of LPTA animal models for areas including: • Oncology; • Inflammation; • Metabolic disease; and • Neuroinflammatory disease	*

*	This item is available with our imaging systems; numbers of placements vary.

Sales and licensing model. Use of our imaging technology requires a license granting the right to practice under our patents. We typically grant such a license concurrently with the purchase of one or more imaging systems from us. We offer three forms of licenses:

•	individual imaging system license agreements;

•	enterprise-wide imaging licenses; and

•	academic licenses.

Our business model is based on one-time sales of our IVIS Imaging Systems and accessories and a recurring revenue stream for a license fee to use our imaging technology. We may also receive recurring revenue based on sales of our LPTA animal models and Bioware. Commercial customers pay up to $250,000 per year per IVIS Imaging System for a license to practice under our patents. A typical commercial license for our biophotonic imaging technology runs for three to five years, although these licenses often are renewable annually and no assurances can be given as to the certainty of those renewals for the entire multi-year term of each license agreement. We also offer enterprise-wide imaging licenses, which are negotiated on a case-by-case basis. We currently have one such license in place, which expires in 2007 and may be renewed by the customer annually during the term. We base our licensing fees both on the size of the company and the number of imaging systems in use within a company. Since we first began licensing our biophotonic imaging technology in 2000, the majority of our customers have extended, and some have expanded, their relationship with us. Currently, academic customers do not pay a fee for an imaging license used for non-commercial purposes. We also grant the right to use our light-producing cells and microorganisms and LPTA animal models under an annually renewable license agreement.

Contract Research and Transgenic Animal Services

We perform research projects and studies for our customers on a contract basis, including compound profiling and animal model research and development. In addition, we provide professional services relating to the production of transgenic and gene knockout animals. We offer a portfolio of transgenic animals (over 2,600 unique lines) for use by researchers in a wide range of research and drug discovery and development areas.

Most of this work is performed through our wholly-owned subsidiary, Xenogen Biosciences Corporation, and entails contracts for which the performance extends over multiple years. For example, Xenogen Biosciences and Pfizer Inc. entered into two separate collaborative research agreements in 2000 and 2001 under which we received funding from Pfizer to develop a comprehensive mouse phenotyping protocol, to develop and test that protocol on certain genetically engineered mice and to create, house, breed and genotype genetically engineered mice for use in Pfizer’s phenotyping program. Both agreements have been extended annually by Pfizer and were renewed in December 2005. Pfizer represented more than 10% of our revenue in 2005.

Through Xenogen Biosciences, we also offer a comprehensive phenotyping program that includes over 85 standardized and validated bioassays, or challenge assays, designed to profile key physiological pathways associated with various disorders, including allergic diseases, arthritis, cardiovascular diseases, diabetes, immunology/inflammation, neurodegeneration, obesity, osteoporosis, pain, psychiatric disorders, sexual health, and urological disorders. Most importantly, Xenogen Biosciences’ proprietary techniques allow our scientists to perform multiple assays on a group of animals, maximizing the data set per animal without compromising its integrity, resulting in fewer animals used and less time required.

In addition, we have implemented a comprehensive compound profiling program. Our compound profiling program is designed to confirm primary indications and screen for secondary indications and side effects for preclinical compounds, as well as to discover secondary indications and other effects for later stage compounds and existing therapeutics.

Sales and Marketing

Direct sales. We sell our products and services principally through our direct sales and marketing organization. Our sales force is organized into three groups related to customer focus: large pharmaceutical companies; biotechnology and other pharmaceutical companies; and academia and research. We are expanding our direct sales and marketing efforts to include additional regional sales representatives in the U.S. and Europe and additional technical field representatives. We also have a biology and physics customer service and support team involved in the selling effort. Many of these individuals have Ph.D. degrees in biology, biochemistry or physics, and provide support for the sales and marketing team and provide customer service in the areas of biology and physics. We generate customer leads through presentations, exhibiting at and attending scientific and partnering meetings, trade shows, publications and advertisements in scientific journals. We also receive many qualified leads through our website, targeted promotional efforts to strategic accounts and referrals from current customers. We offer customer support through our internal and field research scientists and business development specialists.

Distributors. While we intend to focus on sales in the United States utilizing our direct sales force, we believe that certain markets outside the United States are best served by working through local distributors. In January 2003, for example, we entered into a distribution agreement with SC BioSciences Corporation for the Japanese market. Subsequently, we entered into distributor agreements and currently have distributors covering Japan, Taiwan, Korea, China, India, Israel, Australia and New Zealand. We also have a non-exclusive sales agent in Singapore. Under our distribution agreements, the distributors will assume responsibility for installation and post-sales support of our imaging systems. Since we commenced sales of our IVIS Imaging Systems in 2000, sales under these agreements have been limited. In 2005, sales of IVIS Imaging Systems to our distributors comprised 18.6% of our total sales of IVIS Imaging Systems.

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

Instrumentation and software. Our physics research and development department, in conjunction with our biology product planning group, is responsible for new product and application development. New product concepts for associated hardware are evaluated by our physics research and development department, and those chosen are taken from concept through the pre-production prototype stage. This department also works closely with our instrumentation department to transition the pre-production prototype to full production, provides initial user support and any required design modifications and develops and provides initial support for new applications of our instrumentation until such applications are sufficiently developed for transition to our instrumentation department.

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

Research and development infrastructure. We have internal legal and scientific expertise for our in-licensing program. We have biological scientists that work together with our physicists and tissue optics experts to create animal models in oncology, inflammation and drug metabolism, cardiovascular disease, metabolic disease and toxicology. We also employ a technical applications group to interact at the scientific level with our customers to understand and access technology developed in our customers’ laboratories and to help our customers understand new applications that we have acquired or developed.

We spent approximately $11.9 million for research and development in 2003, $12.5 million in 2004 and $8.9 million in 2005. The decrease in 2005 from 2004 was due in part to an overall decrease in allocated stock based compensation expense, decreased research staffing and reduced development relative to 2004 activities associated with the product development of our IVIS 3D System.

Instrument Manufacturing, Animal Production and Reagents

Instrument Manufacturing

We currently perform the engineering design, prototyping, assembly, quality assurance, installation and service for all of our IVIS Imaging Systems. We use OEM providers for the various parts of the imaging systems including the cameras, boxes, certain subassemblies, filters and lenses. Two of these providers, Andor Technology, Ltd. and Spectral Instruments, Inc., provide us with cameras for all of our IVIS Imaging Systems. Under the Andor supply agreement, Andor manufactures and sells to us a CCD camera and related equipment for use with the IVIS Imaging System 50 Series. The two-year, renewable agreement may be terminated upon a breach by either party, bankruptcy or insolvency or if Andor ceases to manufacture these products. Under the Spectral Instruments supply agreement, Spectral manufactures and sells to us a CCD camera for our other imaging systems. That agreement was amended in April 2005 and automatically renewed in October 2005 for an additional 12-month period and will continue to renew for additional 12-month periods unless explicitly terminated by either party six months prior to the expiration date or unless there is an uncured breach, bankruptcy or insolvency of either party. The majority of our quality assurance process has been automated. Our instrumentation employees currently are classified as either prototyping and manufacturing or physics and software product development, including administrative and inventory assistance. We have customary manufacturing design and inventory shipping processes in place to ensure that we can reliably deliver systems to our customers.

We believe our current capacity within manufacturing is sufficient to meet our current and anticipated demand through 2006. We are in the planning stages for managing our production capacity. If the merger with Caliper is consummated, it is possible that that IVIS Imaging System manufacturing will be relocated from our Alameda, California facility.

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

Intellectual Property

We have implemented an international patent strategy intended both to provide us with freedom to operate, and to facilitate commercialization of our current and future products. As of March 1, 2006, we owned fourteen issued U.S. patents and exclusively licensed several other issued and allowed patents. We also have over twenty additional U.S. patent applications pending. We also hold non-exclusive licenses to several patents that apply to our current business or that we may incorporate into future products.

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

We license from third parties several patents that are important to our business. Our core imaging patents and related applications are licensed from Stanford University on an exclusive basis. The license is worldwide, royalty-bearing and includes the right to grant sublicenses. The term of this license is for the life of the patents resulting from the applications, which do not begin to expire until 2015. One of the patents that we have licensed from Stanford covering our method of in vivo biophotonic imaging was subject to a re-examination proceeding before the U.S. Patent and Trademark Office. The re-examination concluded in 2004, and the Patent and Trademark Office issued a re-examination certificate for that patent with slightly narrowed claims. Such narrowed claims do not affect our current licenses or business. In connection with our patent infringement lawsuit with AntiCancer, Inc., AntiCancer is seeking to judgment to have this patent declared invalid. For a description of our litigation with AntiCancer, see “Part I, Item 3. Legal Proceedings.” We are currently discussing with Stanford the scope of products that we sell which are subject to the royalty provisions of our Stanford license agreement. As a result of these discussions, we may amend the license agreement to change the royalties we pay to Stanford for future product sales. The amendment may also include the payment of back royalties to Stanford for products we have already sold. We have not discussed with Stanford the specific terms and conditions of an amendment or the amount of any back royalty payments nor has Stanford made a demand for a payment of a specific back royalty amount. Accordingly, we have not accrued for any such payments in our 2005 financial statements. If back royalties are owed to Stanford, we do not believe that they would exceed $371,000 for products sales through December 31, 2005. We do not believe we owe Stanford any back royalties under the license agreement for prior product sales.

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

Biophotonic cameras. Several companies sell highly sensitive cameras capable of biophotonic imaging, including Eastman Kodak Company, Berthold Detection Systems GmbH, Hamamatsu Photonics, K.K. and Roper Scientific, Inc. in addition to several privately-held companies. While these cameras have similar features and imaging capabilities to our IVIS Imaging Systems, none of those companies have the right to sell their cameras for applications claimed by our patents.

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

In vivo animal analysis. We also compete with companies that conduct in vivo animal analysis, including Lexicon Genetics and Exelixis, Inc. Lexicon uses animal models based on knockout mice technology, whereas Exelixis uses other organisms, such as fruit flies, zebra fish, worms and yeast. Both companies, however, primarily focus on developing their own pipeline of therapeutic products, rather than providing in vivo animal products and services to third parties. Other companies that conduct in vivo animal analysis include Artemis Pharmaceuticals, genOway, Ozgene Pty Ltd and ingenious Targeting Laboratory, Inc. We believe that our animal models in combination with biophotonic imaging technology allow for more predictive data. Additionally and in contrast to Xenogen, none of these companies offers a complete package of instrumentation and reagents for use in preclinical development.

In silico analysis. In addition to companies that perform in vivo animal analysis, we also compete with companies that conduct in vitro analysis, including Predix Pharmaceuticals, formerly Physiome Sciences, Scimagix, Gene Logic Inc. and Entelos. Each of these companies offers in silico, or in computer, technology that enables large-scale computer models of human disease. While in silico technologies have helped accelerate the drug discovery process, these technologies generally assess only one biological parameter and, consequently, they are not representative of the complex biological systems present in humans. As a result, the information generated has limited predictive value.

Although we believe our integrated system of instruments and equipment, software and reagents improve the productivity and efficiency of drug discovery and development, the up-front costs and licensing fees associated with our products make their use generally more expensive than conventional technologies for in vivo testing.

Phenotyping. Although many pharmaceutical companies perform these efforts internally, there are a small number of companies that offer phenotypic analysis of animal models on a fee-for-service basis, including Jackson Laboratories, MDS, Inc., PsychoGenics, Inc., Charles River Laboratories, and RIKEN Yokahama Institute-Genomic Sciences Center. However, we believe that Xenogen Biosciences offers greater breadth and scope of pharmacologically-validated bioassays and challenge assays. Additionally, we believe that the proprietary nature of Xenogen Biosciences’ phenotyping program services presents customers with services that use fewer mice, and therefore are more cost-efficient, than those offered by competitors or those available to large pharmaceutical companies from in-house staffs.

In vivo compound profiling analysis. In addition to those competitors that conduct therapeutically-focused or comprehensive phenotypic analysis of genetically-modified animal models, there are other companies that have developed scientific platforms for the in vivo characterization of lead compounds, drug development candidates and/or clinical development candidates. This chemical characterization platform is known by various designations, but primarily as compound/drug repositioning, repurposing and/or indications discovery. Competitors in the in vivo chemical characterization space consist of those that focus primarily in one or a few therapeutic areas, such as Sention, Inc., Vela Pharmaceuticals, Inc., Bionaut Pharmaceuticals Inc., ChemGenex Therapeutics Inc., and CombinatoRx Inc., and those that have designed and validated comprehensive programs, such as Gene Logic Inc., Vanda Pharmaceuticals and Melior Discovery, Inc.

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

Employees

At December 31, 2005, we had a total of 156 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC under the Exchange Act. You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC’s Public Reference Room located in Room 1580, 100 F Street, NE, Washington, D.C. 20549-0102. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov where you can obtain most of our SEC filings. In addition, you can obtain copies of these reports by contacting our investor relations department at (510) 291-6100.

Item 1A. Risk Factors

In addition to the forward-looking statements discussed in this report, we also provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These items are factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors also could adversely affect us.

If our proposed merger with Caliper Life Sciences, Inc. is not consummated, our stock price, business and operations could be harmed.

On February 10, 2006, we entered into a definitive Agreement and Plan of Merger with Caliper Life Sciences, Inc. and its subsidiary, Caliper Holdings, Inc., pursuant to which we will be merged with and into Caliper Holdings and become a wholly-owned subsidiary of Caliper. A copy of the merger agreement and other documents relating to the merger are attached as exhibits to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on February 16, 2006. Our Board of Directors has approved the merger and the merger agreement. In March 2006, Caliper and Xenogen will file a registration statement on Form S-4 and a notice of special meeting of stockholders and definitive proxy statement for the special meeting of stockholders pursuant to which we will ask our stockholders to adopt and approve the merger agreement and the merger.

The obligations of Caliper and Xenogen to effect the merger are subject to a number of conditions, including approval by the Xenogen and Caliper stockholders, and the merger may not occur. If the merger is not consummated for any reason, we may be subject to a number of material risks, including the following:

•	we may be required to pay Caliper a termination fee of $3.1 million;

•	the price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the merger will be completed; and

•	we must pay our accrued costs related to the merger, such as legal, accounting and certain financial advisory fees, even if the merger is not completed.

In addition, our customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by our customers would have a material adverse effect on our business, regardless of whether or not the merger is ultimately completed.

Similarly, our current and prospective employees may experience uncertainty about their future role with Caliper until Caliper’s strategies with regard to us are announced or executed. This uncertainty may adversely affect our ability to attract and retain key management, marketing, technical, manufacturing, administrative, sales and other personnel.

We have a history of losses and an accumulated deficit of $186.3 million as of December 31, 2005, and we may never achieve profitability.

We have incurred significant net losses every year since our inception. We incurred losses of $20.5 million in 2003, $21.8 million in 2004 and $18.6 million in 2005. As of December 31, 2005, we had an accumulated deficit of $186.3 million. To achieve profitability, we will need to generate and sustain substantially higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. We may not achieve or maintain reasonable costs and expense levels. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

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

We have had a limited operating history and are at an early stage of commercialization. While we sold our first IVIS® Imaging Systems and entered into our first commercial license in 2000, we did not begin to sell our products and services in commercial quantities until 2002. Our in vivo biophotonic imaging technology is a relatively new technology that has not yet achieved widespread adoption. To date, we have generated revenues of $16.0 million in 2002, $20.1 million in 2003, $30.9 million in 2004 and $39.7 million in 2005.

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

We generally sell our products and often provide our services pursuant to agreements that are renewable on an annual basis. Failure to renew or the cancellation of these agreements by any one of our significant customers, which include Pfizer Inc. and affiliates of Novartis, could result in a significant loss of revenue. We currently derive, and we expect to continue to derive, a large percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Revenue concentration among our largest customers is as follows:

•	our ten largest customers accounted for approximately 32.8%, 41% and 53% of our revenue for the years ended December 31, 2005, 2004 and 2003, respectively; and

•	our largest and second largest customers accounted for approximately 12% and 5% of our revenue for the year ended December 31, 2005, 16% and 7% of our revenue for the year ended December 31, 2004, and 21% and 11% of our revenue for the year ended December 31, 2003.

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

To be successful, we must manufacture our IVIS Imaging Systems in substantial quantities at acceptable costs. If we do not succeed in manufacturing sufficient quantities of our imaging systems to meet customer demand, we could lose customers and fail to acquire new customers, if they choose a competitor’s product because our imaging system is not available. Increasing demand since the launch of our IVIS Imaging System has necessitated an increase in our manufacturing capacity. We believe our current manufacturing capacity in Alameda, California is sufficient to meet our current and forecasted demand through 2006, and we are in the planning stages for managing this capacity. We have also experienced a shift in customer demand towards our IVIS 200 systems and, more recently, IVIS 50 systems, and we have altered our planned manufacturing to increase IVIS system output in an effort to meet this demand. Certain components of our IVIS 200 systems and IVIS 50 systems are specially manufactured by our single-source suppliers and supply of these parts to us requires adequate lead time that can result in production delays. If we experience unexpected shifts in customer demand that requires alterations to planned manufacturing, we may experience production delays that could restrict our sales growth. If, following the closing of the merger with Caliper, manufacturing of our IVIS systems is relocated away from our Alameda, California facility, any manufacturing delays or disruptions relating to the relocation could negatively impact our ability to meet customer demand. If we are unable to meet customer demand for IVIS Imaging Systems, it would adversely affect our financial results and restrict our sales growth.

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

We have substantially increased the scale of our operations since our initial public offering in 2004. If we are unable to manage our growth effectively, our losses could increase. The management of our growth will depend, among other things, upon our ability to improve our operational, financial and management controls, reporting systems and procedures. In addition, we will have to invest in additional customer support resources, hire and train additional personnel for manufacturing, installation and field support, and expand our inventory of instrumentation parts and components, which will result in additional burdens on our systems and resources and require additional capital expenditures.

We have a limited sales and marketing organization, and although we intend to increase our sales and marketing organization, we may be unable to build an organization to meet demand for our products and services.

We currently have a limited number of people in our sales force engaged in the direct sale of our products, many of whom were added in 2004. Because our products are technical in nature, we believe that our sales and marketing staff must have scientific or technical expertise and experience and require they be trained in the instrumentation and reagents that they sell. Although we expanded our sales and marketing organization in 2004 and continued our expansion efforts in 2005, the number of employees with these skills is relatively small. Competition is intense and we may not be able to continue to attract and retain sufficient qualified people or grow and maintain an efficient and effective sales and marketing department. In several foreign countries and regions outside the U.S., including several countries in Europe and Asia, we sell our products and services primarily through third-party distributors. We are dependent upon the sales and marketing efforts of our third-party distributors in these international markets. These distributors may not commit the necessary resources to effectively market and sell our products and services. Further, they may not be successful in selling our products and services. Our financial condition would be harmed if we fail to build an adequate direct and indirect sales and marketing organization and our marketing and sales efforts are unsuccessful.

We depend on key employees in a competitive market for skilled personnel, and without additional employees, we cannot grow or achieve profitability.

We are highly dependent on the principal members of our management team, including David W. Carter, chairman of our board and chief executive officer, and Pamela R. Contag, Ph.D., our president. With the exception of Mr. Carter and Dr. Contag, we do not have any key person life insurance on such individuals. Additionally, while we have change of control severance arrangements in place for the principal members of our management team, as a practical matter, such arrangements may not ensure the employee’s retention.

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

We own, or control through licenses, a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. AntiCancer, a party with whom we have been engaged in ongoing commercial litigation, filed a lawsuit against us alleging infringement of five patents and requesting that the court declare invalid one of our primary patents covering methods of in vivo biophotonic imaging. For a description of our litigation with AntiCancer, see “Part I, Item 3. Legal Proceedings.”

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

We have filed with the court our response to the AntiCancer patent infringement lawsuit. With our response, we filed counterclaims against AntiCancer alleging that it infringes two of our U.S. patents. For a description of our litigation with AntiCancer, see “Part I, Item 3. Legal Proceedings.”

Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

We may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated because there are numerous issued and pending patents in the life sciences industry and, as described above, the validity and breadth of life sciences patents involve complex legal and factual questions. Our competitors may assert that their U.S. or foreign patents may cover our products and the methods we employ. For example, one of our principal competitors, Lexicon Genetics Incorporated, had been involved in litigation regarding intellectual property claims relating to the creation of transgenic animals. In addition, we are involved in patent litigation with AntiCancer, Inc., in which it has alleged that we have infringed certain of its patents. We have counterclaimed with allegations that AntiCancer infringes our imaging patents, as well as allegations that certain AntiCancer’s patents are invalid. For a description of our litigation with AntiCancer, see “Part I, Item 3. Legal Proceedings.” Also, because patent applications can take many years to issue, there may be currently pending applications, of which we are unaware, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.

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

We rely on licenses to use various technologies that are material to our business, including licenses, with sublicense rights, to in vivo imaging methods, licenses to the use of certain biologicals, and licenses to engineer and commercialize transgenic animals. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the negotiation of, continuation of and compliance with the terms of those licenses and the continued validity of these patents. In some cases, we do not control the prosecution or filing of the patents to which we hold licenses. Instead, we rely upon our licensors to prevent infringement of those patents. Under the GenPharm International, Inc. sublicense for certain gene targeting patents we use, GenPharm retains the sole right to enforce those patent rights against infringers. Under the Promega Corporation and The Regents of the University of California licenses for a patented form of firefly luciferase used in our LPTA animal models and certain of our Bioware, we do not have the right to enforce the patent, and neither licensor is obligated to do so on our behalf. Certain of our licenses contain diligence obligations, as well as provisions that allow the licensor to terminate the license upon specific conditions. Some of the licenses under which we have rights, such as our licenses from Stanford University and Ohio University, provide us with exclusive rights in specified fields, including the right to enforce the patents licensed to us from these two universities, but the scope of our rights under these and other licenses may become subject to dispute by our licensors or third parties. We are currently discussing with Stanford the scope of products that we sell which are subject to the royalty provisions of our Stanford license agreement. As a result of these discussions, we may amend the license agreement to change the royalties we pay to Stanford for future product sales. The amendment may also include the payment of back royalties to Stanford for products we have already sold. We have not discussed with Stanford the specific terms and conditions of an amendment or the amount of any back royalty payments nor has Stanford made a demand for a payment of a specific back royalty amount. Accordingly, we have not accrued for any such payments in our 2005 financial statements. If back royalties are owed to Stanford, we do not believe that they would exceed $371,000 for products sales through December 31, 2005. Any increase in the royalties we pay to Stanford would negatively impact our gross margins.

We occasionally may become subject to commercial disputes that could harm our business.

We may from time to time become engaged in commercial disputes such as claims by customers, suppliers or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. For example, on August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. In March 2006, we agreed to settle this lawsuit with AntiCancer. For a description of this settlement and our litigation with AntiCancer, see “Part I, Item 3. Legal Proceedings.”

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

Even if we prevail in this lawsuit, the defense of this or similar lawsuits will be expensive and time-consuming and may distract our management from operating our business.

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

Decreased effectiveness of equity compensation could adversely affect our ability to attract and retain employees, and adoption of changes in accounting for equity compensation could adversely affect earnings.

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

On February 10, 2006, we entered into a merger agreement with Caliper and Caliper’s subsidiary, Caliper Holdings. Pursuant to the merger agreement, we will be merged with and into Caliper Holdings and become a wholly-owned subsidiary of Caliper. We publicly announced the signing of the merger agreement on February 13, 2006. From February 13, 2006 through March 1, 2006, the per share closing prices for our common stock as reported by Nasdaq was between $3.88 and $4.12. If the merger is not consummated, our stock price would likely decrease and would likely be highly volatile as it was prior to our announcement of the merger agreement.

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

Our executive officers, directors and holders of 10% or more of our common stock beneficially own or control approximately 42 percent of the outstanding shares of our common stock as of March 1, 2006. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. In order to facilitate the consummation of the transactions contemplated by the merger agreement, Caliper entered into voting agreements dated February 10, 2006, with certain of our stockholders whereby the stockholders will vote (or cause to be voted) in person or by proxy all shares of Xenogen common stock held by them in favor of the adoption of the merger agreement and against any competing transaction, and against any other proposal properly put to a vote of our stockholders that would be reasonably likely to result in or cause a breach of Xenogen’s representations and warranties set forth in the merger agreement. The stockholders that signed the voting agreements beneficially own approximately 37 percent of our outstanding shares of common stock as of March 1, 2006 and include certain of our executive officers and directors and entities affiliates with them.

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

Item 2. Properties.

Our principal administrative and research and development activities are located in Alameda, California. We currently lease and occupy a total of approximately 184,692 square feet in three locations. Our facilities currently include (i) a 25,596 square foot combined office, wet laboratory, vivarium and light manufacturing space located at 860 Atlantic Avenue in Alameda, California under a lease that expires in April 2006, (ii) a 35,798 square foot combined office, wet laboratory, vivarium and light manufacturing space located at 2061 Challenger Drive in Alameda, California under a lease that expires in February 2011, (iii) a 40,498 square foot facility located at 850 Marina Village Parkway in Alameda, California under a lease that expires in February 2011, (iv) a 57,800 square foot facility in Cranbury, New Jersey that includes a combined office, wet laboratory, vivarium and expansion space under a lease that expires in October 2009, and (v) a 25,000 square foot facility of combined office, wet laboratory, vivarium and expansion space in St. Louis, Missouri, which is currently unoccupied and which we intend to sublet, under a lease that expires in May 2010. We believe that we have adequate space to accommodate our business plans for our current needs.

Our facilities plan in Alameda, California includes building-out our facility at 850 Marina Village Parkway for combined office, wet laboratory, vivarium and light manufacturing space and vacating our facility at 860 Atlantic Avenue by the lease expiration date. As of March 1, 2006, we have not commenced construction on the interior of our facility at 850 Marina Village Parkway. In connection with the merger agreement we entered into with Caliper, we agreed with Caliper to try to obtain an extension of the term of our lease for 860 Atlantic Avenue and, to the extent practicable and permitted under our lease for 850 Marina Village Parkway, delay construction on our facility at 850 Marina Village Parkway in exchange for certain reimbursement and indemnification obligations by Caliper in the event the merger is not consummated. On March 15, 2006, we signed Amendment No. 7 to our 860 Atlantic Avenue lease agreement providing us with a lease extension until August 31, 2006 with an option to renew until December 31, 2006 and a right to terminate the lease term early after April 30, 2006 upon 60 days prior written notice. If the merger with Caliper is consummated, we may consolidate our operations in Alameda, California to our facility at 2061 Challenger Drive and attempt to sublease all or a portion of our facility at 850 Marina Village Parkway.

Item 3. Legal Proceedings.

On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer sought unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. On March 3, 2006, AntiCancer and Xenogen agreed to settle this lawsuit. Each of AntiCancer and Xenogen has agreed to release the other from all claims relating to this lawsuit, AntiCancer has agreed to dismiss, with prejudice, the complaint filed with the court and Xenogen has agreed to make a one-time, cash payment of $1 million, which payment must be made by April 3, 2006. Neither Xenogen nor AntiCancer admits any wrongdoing or liability in connection with the settlement. Xenogen and AntiCancer are preparing the written settlement agreement and release to memorialize these arrangements. This settlement does not affect the patent infringement and declaratory judgment lawsuit described below. We have accrued the settlement amount in our consolidated financial statements for the year ended December 31, 2005. The cost of the settlement amount is included in our selling general and administrative expenses and is reflected as an “other accrued liabilities” on our consolidated balance sheet.

On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents, 5,650,135, is invalid. On May 10, 2005, we filed our answer to AntiCancer’s amended complaint. We denied all of AntiCancer’s allegations and asserted various affirmative defenses, including our position that AntiCancer’s patents, including some of the patents cited in its complaint, and patent claims relating to in vivo imaging of fluorescence are invalid. We are vigorously defending ourselves against AntiCancer’s claims and believe AntiCancer’s complaint is without merit. Concurrent with filing our answer to AntiCancer’s complaint, we filed our own counterclaims against AntiCancer. Our counterclaims allege that AntiCancer infringes two of our U.S. patents, 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before AntiCancer’s patents cited in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. We intend to vigorously pursue our claims against AntiCancer. The court has scheduled the Markman hearing for June 13, 2006 through June 15, 2006, and the trial is scheduled to begin is May 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the Nasdaq National Market under the symbol “XGEN” on July 16, 2004. The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq National Market for the periods indicated below.

	High	Low
2004
Third Quarter (July 16, 2004 through September 30, 2004)	$8.15	$6.01
Fourth Quarter	$7.30	$5.05

2005
First Quarter	$7.00	$4.80
Second Quarter	$5.40	$3.60
Third Quarter	$4.50	$2.77
Fourth Quarter	$3.50	$2.28

On March 1, 2006, the last reported sale price of our common stock was $4.12 per share. As of March 1, 2006, there were approximately 130 holders of record of our common stock. Since our incorporation, we have never declared or paid cash dividends on our capital stock and do not expect to do so in the foreseeable future. We currently intend to retain all available funds for use in the operation and expansion of our business. In addition, we are restricted from paying dividends, other than dividends payable solely in stock, under the terms of our credit facility.

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

We have used and intend to continue to use the proceeds from the offering for use in the operation and expansion of our business. From July 16, 2004 through December 31, 2005, we used the following net proceeds from the offering: $5.8 million for inventory purchases, $8.6 million for employee payroll, and $9.9 million for other corporate related expenses, including debt, facility costs, insurance premiums and supplies.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued upon exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2005, including our 1996 Stock Option Plan, our 2004 Equity Incentive Plan and our 2004 Director Stock Plan. Our stockholders have approved all of these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders	2,328,635	$3.9993	419,433
Equity Compensation Plans Not Approved by Stockholders	None	None	None
Total	2,328,635	$3.9993	419,433

(1)	The number of shares authorized for issuance in connection with our 2004 Equity Incentive Plan is subject to an automatic annual increase of the lesser of three percent (3%) of the outstanding shares of common stock on the first day of the fiscal year, 900,000 shares, or such other amount as our Board of Directors may determine. The number of shares authorized in connection with our 2004 Director Stock Plan is also subject to an automatic annual increase of the lesser of the number of shares granted pursuant to restricted stock awards in the prior fiscal year or an amount determined by our Board of Directors.
(2)	The table does not include stock options to purchase 200,000 shares of our common stock granted to one of our executive officers in July 2004 at an exercise price of $6.50 per share.

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

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$39,665	$30,883	$20,063	$16,014	$13,244
Cost of revenue and operating expenses	57,792	52,750	40,058	47,209	48,310

Loss from operations	(18,127)	(21,867)	(19,995)	(31,195)	(35,066)
Other income (expense), net	(426)	90	(552)	(451)	369

Loss before cumulative effect of an accounting change	(18,553)	(21,777)	(20,547)	(31,646)	(34,697)
Cumulative effect of an accounting change—impairment of goodwill (a)	—	—	—	(30,906)	—

Net loss	(18,553)	(21,777)	(20,547)	(62,552)	(34,697)

Preferred stock dividends	—	—	(5,629)	(2,230)	(4,429)
Accretion of redeemable convertible preferred stock	—	—	(344)	(1,045)	(475)

Net loss attributable to common stockholders	$(18,553)	$(21,777)	$(26,520)	$(65,827)	$(39,601)

Share data (basic and diluted)
Net loss attributable to common stockholders excluding cumulative effect of an accounting charge per share—impairment of goodwill	$(1.11)	$(2.99)	$(33.89)	$(63.86)	$(72.51)
Cumulative effect of an accounting change—impairment of goodwill	—	—	—	(56.52)	—

Net loss attributable to common stockholders	$(1.11)	$(2.99)	$(33.89)	$(120.38)	$(72.51)

(a)	Impairment of goodwill resulting from write-offs of goodwill relating to acquisition of Chrysalis DNX Transgenic Services Corp. upon adoption of SFAS 142 in 2002.

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,737	$21,916	$13,546	$6,670	$28,119
Working capital	19,011	14,071	6,314	(2,498)	20,636
Total assets	42,829	39,938	31,559	24,305	82,450
Deferred revenue	9,739	8,638	9,918	5,095	4,958
Long-term obligations	8,099	1,054	5,182	3,158	4,354
Redeemable preferred stock	—	—	—	114,941	110,619
Convertible preferred stock	—	—	66	1	1
Total stockholders’ equity (deficit)	12,905	15,947	8,190	(109,544)	(45,467)

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

We commenced sales of our IVIS Imaging Systems in 2000 and our animal models in 2001 and our revenues have grown each year. For the year ended December 31, 2005, we recognized total revenue of $39.7 million, an increase of $8.8 million from total revenue in 2004 of $30.9 million. Total revenues in 2005, relative to fiscal year 2003, increased by $19.6 million. We expect our total revenues in future years will not necessarily increase at the same rate as in prior years. The gross margins for our products and services vary and have averaged as follows over the three year period ending December 31, 2005: (i) product sales averaged 36.5%, (ii) licenses associated with product sales averaged 83.8% and (iii) contract work for custom animal production and phenotyping averaged 4.5%. We anticipate that gross margins on our instruments and accessories as well as our custom animal production and phenotyping will improve as we increase our facility capacity utilization. We sell our products and services directly to customers in the United States and several foreign countries. In Australia/New Zealand, China, India, Israel, Japan, South Korea, Singapore, and Taiwan, we sell our IVIS Imaging Systems through independent distributors and sales agents.

We have incurred significant net losses every year since our inception. We incurred losses of $18.6 million in 2005, $21.8 million in 2004 and $20.5 million in 2003. As of December 31, 2005, we had an accumulated deficit of $186.3 million. As a company in the early stage of commercialization, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The following discussion includes explanation of our most critical policies, as well as the estimates and judgments involved.

Revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable and collectibility is reasonably assured. We generate revenue primarily from three sources: (i) sales of our IVIS Imaging Systems and associated accessories, (ii) licenses for the use of our in vivo biophotonic imaging technology, transgenic animals and associated biological products to customers on a nonexclusive and nontransferable basis for the purposes of its application in the fields of drug discovery and/or preclinical drug development research, and (iii) performance of animal creation, customized phenotyping and compound profiling services.

Our IVIS Imaging System is composed of separate hardware and software components. The primary hardware (non-software) component is an ultra-sensitive CCD camera system affixed to a patented light-tight box. The primary software component, our Living Image software, enables the user to acquire, organize and view the image data captured by the camera; similar software is also available from other vendors. We allocate revenue on the sale of our IVIS Imaging Systems between software and non-software related deliverables based on fair value, and revenue is recognized upon installation and customer acceptance.

Revenue allocated to non-software deliverables is further allocated based on separate deliverables: (i) the camera system, (ii) the technology licenses, (iii) follow-on technical services, and (4) system accessories. We allocate revenue to these units of accounting based on fair value as determined by reference to the price at which it would be sold separately by us and/or other third parties. Revenue from the sale of accessories is recognized upon delivery (i.e., transfer of title), as the functionality of add-on accessories is not contingent upon installation due to the “plug and play” nature of the accessories. Revenue associated with follow-on technical services is recognized as the services are performed.

We grant time-based technology licenses to our commercial customers. We recognize revenues from the fees, net of any customer discounts, attributable to these time-based technology licenses as earned on a straight-line basis over the term of the license. We grant royalty-free technology licenses to academic, not-for-profit customers in connection with the sale of our IVIS Imaging System. The IVIS Imaging System and related technology licenses are sold as a combined unit to academic, not-for-profit customers and revenue is recognized upon installation and customer acceptance of the combined unit.

Revenue allocated to the software and related customer support is accounted for separately. The software components are recognized upon installation and customer acceptance of the imaging system, as the functionality of the imaging system is contingent upon installation due to its complex nature of the system. Post-installation customer support is deferred and amortized over a straight-line basis over the applicable customer support period.

Deferred revenue, primarily related to time-based technology licenses and software maintenance contracts, is recorded when the payments from the customer are received prior to our conclusion of performance obligations related to the payment, and recognized upon completion of those performance criteria.

Revenue relating to research and development agreements is recognized as the contracted-for services are performed. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received under these agreements are nonrefundable.

Because services are performed ratably over the period, contract revenue attributable to fixed price contracts is recognized on a straight-line basis over the term of the contract provided that the payments are nonrefundable and are based on an agreed upon schedule. Certain agreements may define specific milestones and the payments associated with each milestone. Such payments are recognized as revenue upon progress towards achievement of the milestone on a percentage of completion basis, after which we have no future performance obligations related to the portion of the milestone completed. Any payments received in advance of the completion are recorded as deferred revenue.

Accounts receivable allowances. While we have experienced some delinquency issues surrounding payment for products and services, we do not believe we have any significant collectibility issues as our sales to date have been mostly to large pharmaceutical companies and academic and research institutions. Consequently, we maintain limited allowances for doubtful accounts. We have not experienced significant credit loss from our accounts receivable, licenses, grants and collaboration agreements, and none are currently expected. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. We are currently fully reserved for Value Added Tax (VAT) for our sales in foreign countries where we are not VAT registered. We are undertaking the proper registration process in order to recover amounts relating to previous sales, but may not fully recover our reserve.

Research and Development—Research and development costs are expensed as incurred and include costs associated with company sponsored, collaborative and contracted research and development activities. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on our behalf.

Stock-based compensation. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under these provisions, when the exercise price of our employee and director stock options does not equal the market price of the underlying stock on the date of grant, compensation expense is recognized over the vesting term of the stock-based award. Stock-based compensation expense is included in the expense category in which the affected employee, officer or consultant’s salary or other compensation is charged.

The alternative fair value accounting method, requiring the use of option valuation models by using Black-Scholes, will become mandatory beginning in the first quarter of 2006 and will be adopted by us. The effect of the alternate fair value option valuation method on our net loss, if it had been used, is disclosed in Note 1 of our consolidated financial statements set forth in Item 8 of this report. In calculating such fair value, there are certain assumptions that we use consisting of dividend yield, stock price volatility, risk-free interest rate and weighted average expected life of the option.

Accounting for income taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a full valuation allowance on our net deferred tax assets as of each of December 31, 2005 and 2004, due to uncertainties related to our ability to utilize our deferred tax assets in the foreseeable future. These deferred tax assets primarily consist of certain net operating loss carry forwards and research and development tax credits.

Results of Operations – 2005 versus 2004

Revenue: Revenue by source for 2005 and 2004 was as follows (in thousands):

	2005	2004
Revenue:
Product	$22,552	$16,411
Contract	10,069	8,925
License	7,044	5,547

Total revenue	$39,665	$30,883

Total revenue increased to $39.7 million for 2005 from $30.9 million for, 2004, a 28.4% increase. The increase resulted primarily from higher sales of our IVIS Imaging Systems and the associated licensing fees. The number of IVIS Imaging Systems sold during 2005 was 97 units as compared to 83 units sold in the prior year. In addition to the increase of IVIS System unit sales, the average selling price for IVIS Systems for 2005 increased by 20.6% over 2004 due largely to higher sales of the higher-priced IVIS 200 Imaging Systems. License revenues were also higher for 2005 over 2004, despite the slight drop in commercial customer IVIS sales from 15 units in 2004 to 14 units in 2005. License renewals, given our larger commercial customer install base in 2005, contributed to the overall license fee increase. Contract revenue increased by $1.1 million for 2005 from 2004 primarily due to higher volume of gene targeting and phenotyping project work. One of our customers individually accounted for more than 10% of our total revenue for 2005 and 2004.

Cost of revenue. Cost of revenue increased to $24.4 million for 2005 from $20.5 million in 2004, a 19.0% increase. The increase in IVIS Imaging System unit sales resulted in higher product and licensing costs. The product sales mix in 2005 included a greater number of IVIS 200 Systems versus 2004, and included our IVIS 3-D Imaging System, which we commercially launched in September 2005. The IVIS 200 and IVIS 3-D Systems have higher component material and labor costs compared to our other IVIS Imaging Systems. The cost of revenue increase was offset in part by lower deferred stock-based compensation expense. We incurred $41,000 and $680,000 of stock-based compensation expense for 2005 and 2004, respectively. The cost of contract revenue increased as a result of an increase in gene targeting and phenotyping activity during 2005, partially offset by the deferred stock-based compensation expense impact above. As a percentage of total revenues, cost of revenues was 61.5% for 2005 as compared to 66.3% for 2004. The decrease as a percentage of sales in 2005 was driven primarily by higher average selling prices on IVIS Systems.

Gross Margin. Gross margins by revenue source for 2005 and 2004 were as follows (in thousands, except percentages):

	2005		2004
Gross Margin
Product	$8,182	36.3%	$5,591	34.1%
Contract	1,283	12.7%	164	1.8%
License	5,819	82.6%	4,638	83.6%

Total	$15,284	38.5%	$10,393	33.7%

The gross margin percentage for 2005 increased to 38.5% from 33.7% in 2004. The increase in the average selling price of our IVIS Systems had the greatest impact on the gross margin improvement in 2005. The average selling price increase was driven primarily by the shift in product mix towards our higher-priced IVIS 200 Systems, offset partly by higher unit production costs. From a historical perspective, gross margins on products (sales of our IVIS Imaging Systems and accessories) averaged 36.5% over the three years ended December 31, 2005 and gross margins on licensing fees averaged 83.8% during the same period. Gross margins for our custom animal production and phenotyping contracts have varied significantly over the three years ended December 31, 2005 and averaged 4.5% over this period.

Product gross margin. For 2005, the IVIS 200 Imaging System made up a larger share of imaging system unit sales over 2004, increasing the average selling price (ASP) per unit by 20.6% and overall product revenues by 37.4%. The number of IVIS 200 System units sold in 2005 increased to 50 units versus 25 units for the prior year, a 100% increase. Offsetting some of the higher trend in ASP was a slight shift in the customer mix to academic sector customers in 2005, where pricing tends to be discounted. Also offsetting some of the higher ASP trend in 2005 was our increased the use of our international distributor channels. Sales through international distributors comprised 18.6% and 10.8% of total IVIS unit sales in 2005 and 2004, respectively. The average selling price to our international distributor customers is lower than the average selling price for our other customers.

Higher production costs associated mostly with the manufacturing costs of the IVIS 200 and IVIS 3-D Systems, however, offset a portion of the product margin growth during 2005 over 2004. The balance of the manufacturing unit cost increase from 2004 was due to additional overhead being absorbed into production from changes in research and development activity. During 2004, our manufacturing organization performed research and development services relating to our IVIS 3-D Imaging System. Accordingly, a portion of our manufacturing organization cost was recorded as research and development expense throughout most of 2004. Since our manufacturing organization has not performed research and development services on the IVIS 3-D System since 2004, $0.9 million in additional overhead cost was absorbed into IVIS System production during 2005. A change in allocating facilities overhead to production, however, served to reduce product cost by $1.7 million during 2005 over 2004. Despite the net manufacturing unit cost increase, product margin improved overall. In absolute dollars, the product margin improved by $2.6 million in 2005 when compared to 2004, and the product margin percentage increased to 36.3% for 2005 as compared to 34.1% in 2004.

Contract and Licensing Gross Margins. Contract gross margin for 2005 improved over 2004. Higher volume of gene targeting and phenotyping projects in 2005 resulted in productivity gains at our Cranbury, New Jersey facility. The additional contractual work had little impact on fixed expenses, primarily personnel costs. The licensing gross margin for 2005, however, decreased from 2004. The decrease was largely the result of discounted license fees associated with multiple unit sales as well as increases in underlying royalty expense stemming from additional fee assessments by our patent holders. The number of customers purchasing multiple units in 2005 increased over 2004, resulting in lower licensing fees on a per unit basis. We are currently discussing with Stanford the scope of products that we sell which are subject to the royalty provisions of our Stanford license agreement. As a result of these discussions, we may amend the license agreement to change the royalties we pay to Stanford for future product sales. The amendment may also include the payment of back royalties to Stanford for products we have already sold. We have not discussed with Stanford the specific terms and conditions of an amendment or the amount of any back royalty payments nor has Stanford made a demand for a payment of a specific back royalty amount. Accordingly, we have not accrued for any such payments in our 2005 financial statements. If back royalties are owed to Stanford, we do not believe that they would exceed $371,000 for products sales through December 31, 2005. We do not believe we owe Stanford any back royalties under the license agreement for prior product sales. Any increase in the royalties we pay to Stanford would negatively impact our gross margins.

Research and development. Research and development costs decreased during 2005 to $8.9 million from $12.5 million in 2004. The decrease was due in part to a reduction in allocated stock-based compensation expense of $1.4 million. The balance of the research and development decrease was attributed to lower development expenses relating to the IVIS 3-D Imaging System where most of the development costs occurred in 2004. The change in how we allocate facility costs to production, however, offset some of the research and development expense decrease associated with the IVIS 3-D System. As a percentage of total revenues, research and development expenses were 22.4% for 2005 as compared to 40.5% for 2004. The decrease was primarily attributable to the lower expenses described above and greater total revenues for 2005 versus 2004.

Selling, general and administrative. Selling, general and administrative expenses increased to $22.2 million for 2005 from $16.7 million in 2004. General and administrative costs represented the largest component of the increase and resulted largely from a full year of operating as a public company, as we completed our initial public offering in July 2004. Staffing and consulting costs increased by $1.3 million and accounting and auditing fees increased by $0.5 million over 2004. Directors and officers insurance and public/investor relations costs also increased during 2005 over 2004 by $0.4 million. Legal costs and expenses, stemming in part from our litigation with AntiCancer which included a settlement accrual of $1.0 million, contributed $1.8 million of the overall cost increase. Other administrative costs also contributed to the expense increase in 2005 over 2004 as follows: bonus compensation ($0.5 million), facility costs ($0.2 million), director fees ($0.2 million) and other office related costs ($0.1 million on a net basis). The increase in the other administrative cost categories corresponds with the higher sales and change in how we allocate facility costs to production. Selling expenses increased by $2.0 million during 2005 over 2004. Expanded marketing efforts associated with promotion and sale of the IVIS 200 System and our new IVIS 3-D System contributed to the higher marketing and selling costs in 2005.

The increases in selling, general and administrative expenses were partially offset by a decrease in amortized stock-based compensation expenses of $1.5 million from the amount in 2004. As a percentage of total revenues, selling, general and administrative expenses were 56.0% for 2005 as compared to 53.9% for 2004. The percentage increase was attributable to higher expenses associated with being a public company during the all of 2005 versus being a public company from July through December 2004 and to legal costs primarily relating to our litigation with AntiCancer and the $1.0 million accrual for AntiCancer settlement payment, offset to a great extent by greater revenues in 2005 over 2004.

Depreciation Expense. Depreciation expense was $1.8 million and $2.5 million for 2005 and 2004, respectively. The $0.7 million decrease was partly the result of tenant improvement disposal adjustments in 2004 associated with our St. Louis facility that we closed in connection with our 2002 restructuring plan. The balance of the expense decrease was the result of: (i) an increase in assets becoming fully depreciated in 2005; (ii) disposal of computer and miscellaneous office equipment; and (iii) the sale of previously capitalized IVIS cameras.

Amortization of intangibles. We amortized acquisition-related intangibles in the amount of $528,000 and $604,000 during 2005 and 2004, respectively, relating to our November 2000 acquisition of Xenogen Biosciences Corporation. There were no acquisitions or write-offs with regard to intangibles for 2005 or 2004.

Interest expense. Interest expense was $839,000 during 2005 as compared to $650,000 for 2004. The increase was the result of a higher outstanding loan facility debt balance with our primary lender during 2005. Payments on various equipment leasing obligations during 2005, however, offset some of the interest expense increase.

Income tax expense (benefit). We recorded no income tax expense in either 2005 or 2004 due to our losses in each of these years.

Expensing of Stock Awards. Stock-based compensation expense recorded for 2005 and 2004 was approximately $1.0 million and $4.5 million, respectively. A significant portion of the stock-based compensation decrease was the result of stock options being granted at market value on the date of grant since our initial public offering in July 2004, resulting in no stock-based compensation expense for these options in 2005. For 2004, there was a significant expense impact from options granted at below market value during both 2003 and through the second quarter of 2004, resulting in accelerated expense recognition. Variable accounting treatment on certain stock options issued in 2003 also contributed to the expense decrease. The intrinsic value of those options decreased as a result of stock market fluctuations since the variable grants were initially valued. The impact of the stock market value change resulted in a $0.7 million credit to expense for 2005, versus a $0.1 million charge to expense for 2004 on those same options.

Results of Operations – 2004 versus 2003

Revenue. Revenue by source for 2004 and 2003 was as follows:

	2004	2003
Revenue:
Product	$16,411	$7,577
Contract	8,925	7,369
License	5,547	5,117

Total revenue	$30,883	$20,063

Total revenue increased to $30.9 million in 2004 from $20.1 million in 2003, an increase of 54%. The increase resulted primarily from increased IVIS Imaging System unit sales and the associated licensing fees. We sold a total of 83 imaging systems in 2004 compared to 44 imaging systems in 2003. Product revenue, which includes sales of imaging systems and related accessories, increased by $8.8 million in 2004 over 2003, and licensing fees for our imaging systems, increased by $0.4 million in 2004 over 2003. Lastly, contract revenue, which includes revenue from our custom animal production services, increased by $1.6 million from 2003 primarily due to custom model/gene targeting activity. One customer accounted for 10% or more of our revenue in 2004, while two customers accounted for 10% or more of our revenue in 2003.

Cost of revenue. Cost of revenue increased to $20.5 million in 2004 from $12.7 million in 2003. The increase in cost of revenue primarily resulted from increased IVIS Imaging System unit sales and associated licensing fees. The IVIS 200 Imaging System was released for sale in December 2003. The IVIS 200 Imaging System has a higher component material and labor costs compared to our other IVIS Imaging Systems sold at the time. Additionally, we released numerous accessories that increased our product sales in 2004. The cost of contract revenue increased in 2004 as a result of increased contract research services. We expensed approximately $0.7 million and $0.4 million of deferred stock-based compensation in 2004 and 2003, respectively.

Gross Margin. Gross margins by revenue source for 2004 and 2003 were as follows:

	2004		2003
Gross Margin
Product	$5,591	34.1%	$3,192	42.1%
Contract	164	1.8%	(260)	(3.5)%
License	4,638	83.6%	4,388	85.8%

Total	$10,393	33.7%	$7,320	36.5%

Gross margin in 2004 decreased from 2003, primarily as a result of the new IVIS 200 Imaging System launch in 2003, which has a lower gross margin than our other IVIS Imaging Systems sold at the time. With regard to product gross margin, higher cost IVIS 200 Imaging System made up a significantly larger share of imaging systems sales in 2004 serving to increase overall unit production costs in 2004. In addition, while IVIS Imaging System unit sales increased from 44 units in 2003 to 83 units in 2004, 77% of such systems were sold to academic/non-profit customers where average sales prices are lower than commercial customer sales, resulting in a decrease of our average unit sales price. As such, the increase in average IVIS System unit sales price in 2004 did not keep pace with the increase in unit production costs. Contract gross margin, on the other hand, was essentially flat in 2004 given the continued underutilization of capacity. Lastly, licensing gross margins decreased slightly as a result of fee caps with very large accounts and market forces as we penetrate smaller, more price sensitive accounts where license fees are lower.

Research and development. Research and development expense includes the development of new IVIS imaging systems, LPTA models and reagents. Research and development costs increased to $12.5 million in 2004 from $11.9 million in 2003 due to an overall increase in stock-based compensation expense. We expensed approximately $1.5 million and $0.9 million of deferred stock-based compensation associated with the issuance of stock options in 2004 and 2003, respectively. In addition, there were costs associated with the development of the IVIS 3-D Imaging System in 2004.

Selling, general and administrative. Selling, general and administrative expense increased to $16.7 million in 2004 from $10.9 million in 2003. Deferred compensation costs contributed to a large part of the increase, where $2.4 million in stock-based compensation was recognized in 2004 versus $0.5 million in 2003. Additionally, administrative expenses associated with operating as a public company, beginning in July 2004, also contributed to the expense increase. Lastly, expanded marketing efforts associated with promotion of the IVIS 200 Imaging System contributed to the balance of the increase.

Restructuring charge. Unlike 2003, there were no restructuring charges in 2004. The restructuring charge in 2003 was the result of further reductions in workforce, primarily with respect to our research activities. The termination costs associated with the 2003 restructuring amounted to $0.7 million.

Amortization of intangibles. We amortized the acquisition-related intangibles of $0.6 million in both 2004 and 2003. There were no acquisitions or write-offs with regard to intangibles in either 2004 or 2003.

Interest expense. Interest expense was $650,000 and $717,000 in 2004 and 2003, respectively. In 2003, we restructured our debt which resulted in an interest expense decrease from our prior debt arrangements. In 2004, the interest expense impact of our borrowings from our primary lender offset some of the benefit provided by both the 2003 debt restructuring and the principal payments made on other debt.

Income tax expense (benefit). We recorded no income tax expense in either the year ended December 31, 2004 or 2003 due to our losses in each of these periods.

Expensing of Stock Awards. Compensation expense is recorded on stock option grants based on the intrinsic value of the options granted, which is estimated on the date of grant and it is recognized on a graduated, accelerated basis over the vesting period, generally four years from the date of grant. Deferred stock-based compensation expense recorded in 2004 and 2003 was approximately $4.5 million and $1.8 million, respectively. For 2004, there was a significant expense impact from options granted at below market value during both 2003 and through the second quarter of 2004, resulting in accelerated expense recognition in 2004. Variable accounting treatment on certain stock options issued in 2003 offset some of the increase due to reductions our stock market value during the second half of 2004.

Liquidity, Capital Resources and Financial Position

As of December 31, 2005, we had cash, cash equivalents and investment balances of $20.7 million. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our selling, general and administrative expenses will increase, and as a result, we will need to generate greater revenue than we have to date to achieve profitability.

Until our initial public offering and 2005 equity financing, our operations were funded through the proceeds from the sale of preferred stock, revenue generation, and to a lesser extent, through equipment lease lines and bank lines of credit. As of December 31, 2005, we had outstanding balances under loan and lease agreements of $9.1 million, $8.0 million pursuant to a bank loan and $1.1 million pursuant to an equipment financing arrangement. During the first quarter of 2004, we repaid all principal and interest on a $1.0 million bank loan. In March 2004, we entered into an amendment to a 2003 loan and security agreement with our primary lender, increasing our borrowing capacity from $3.0 million to $7.0 million. On August 2, 2005, we restructured our loan and entered into an amended and restated loan facility with our primary lender and entered into a new loan facility with a another lender that collectively provides us with access to borrowings of up to $18 million, subject to borrowing base calculations and other terms and conditions. The new loan facility with our existing lender has a maturity date of August 2, 2007, and the amounts borrowed under the original credit agreement have been rolled into the new facility. This credit facility is secured by all our assets, excluding our intellectual property and equipment financed through our equipment financing arrangement. As of December 31, 2005, we were in compliance with the covenants and had $8.0 million outstanding under this loan agreement. We have not borrowed any money under the loan facility with the new lender. These loan arrangements are described in more detail in Note 7 of the accompanying consolidated financial statements set forth in Item 8 of this report.

On August 11, 2005, we entered into a Securities Purchase Agreement with certain institutional accredited investors who have acquired, in the aggregate, 5,154,640 shares of common stock, par value $0.001, at a price of $2.91 per share. The aggregate gross consideration received for the common stock was $15,000,002. The investors also received warrants to purchase up to an additional 1,546,392 shares of our common stock. The warrants have a term of five years and are exercisable beginning six months after August 15, 2005 with an exercise price equal to $3.29 per share. The financing is described in more detail in Note 10 of the accompanying consolidated financial statements set forth in Item 8 of this report.

Operating activities. Net cash used in operating activities for 2005 and 2004 was $16.6 million and $19.0 million, respectively. The primary use of cash was to fund our net loss, adjusted for non-cash expenses and changes in operating assets and liabilities. During 2005, net cash used in operating activities resulted primarily from our net loss adjusted for non-cash expenses of depreciation, amortization, and stock-based compensation. Net cash used 2005 was also the result of an increase in prepaid expenses and accounts receivable, offset by increases in deferred revenue, current liabilities, and the use of existing inventory stock. The increase in accounts receivable, deferred revenue and prepaid expenses in 2005 over 2004 corresponded to our 28% increase in sales over this period. Deferred revenue results primarily from invoicing customers for contracts and licenses for which revenue will be recognized during future periods. During 2004, net cash used in operating activities resulted primarily from our net loss adjusted for non-cash expenses of depreciation, amortization and stock-based compensation. In addition, net cash used in operating activities for 2004 resulted from an increase in inventory purchases, prepaid expenses, accounts receivable, and a decrease in deferred revenue activity, offset by increases in accounts payable. During 2003, net cash used in operating activities was $13.7 million resulting primarily from our net loss adjusted for non cash expenses of depreciation, amortization, stock-based compensation, and increase in accounts receivable, inventory and deferred revenues. The increase in accounts receivable in 2004 over 2003 was due to an increase in sales volume resulting from customer contracts executed during the year. Revenue increased by 54% while deferred revenue decreased by 13% from 2003. Lastly, the increase in inventory of 98% from 2003 to 2004 was to fulfill anticipated demand, which had a relatively smaller impact on accounts payable due to pre-payment and accelerated payment terms for certain components.

Investing activities. Net cash provided by investing activities for 2005 was $2.3 million versus a net cash use of $23,000 for 2004. During 2005, net cash provided by investing activities resulted from the liquidation of short-term investments, offset in part by small capital purchases. During 2004, net cash used in investing activities related largely to the purchase of small capital acquisitions. In 2003, on the other hand, net cash provided by investing activities was $0.5 million. Cash proceeds from the liquidation of St. Louis facility and the maturity of some short term investments were partially offset by capital used for the consolidation of animal production in Cranbury, New Jersey and for the purchase of new investments.

Financing activities. Net cash provided by financing activities for 2005 and 2004 was $15.4 million and $26.0 million, respectively. During 2005, proceeds from the August equity financing of $14.2 million, net of financing costs, comprised most of the net cash provided by financing activities. Cash provided from an increase in borrowings under our amended and restated loan and security agreement with our primary lender, net of financing costs, also served to increase our net cash position in 2005, although to a much lesser extent. During 2004, we completed our initial public stock offering of 4.2 million shares of common stock and made additional borrowings under our line of credit facility with our primary lender, net of repayments on our equipment financings. In 2003, net cash provided by financing activities was $20.5 million resulting mainly from the issuance of Series AA preferred stock.

We believe that our current cash and cash equivalents, short-term investments, revenue expected to be generated from operations and our ability to draw-down on our loan facilities will be sufficient to meet our currently planned operating requirements for at least the next 12 months. However, we may choose to modify our planned operations due to market conditions, competitive or other factors which could substantially increase our expenses or impact our revenues, in which case our liquidity would be negatively impacted. Our liquidity would also be negatively impacted by a decrease in demand for our products and services. We expect capital expenditures of approximately $4.0 million to be incurred over the next twelve months to support sales growth and increase our imaging system manufacturing capacity. If our proposed merger with Caliper Life Sciences, Inc. is consummated, it is possible that our manufacturing operations will be relocated from our Alameda, California facilities. If such relocation were to occur, our capital expenditures relating to imaging system manufacturing capacity would be affected.

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

Our contractual payment obligations that were fixed and determinable as of December 31, 2005 were as follows:

Payments due by Period	2006	2007	2008	2009	2010	2011 and beyond	Total
Operating Leases (1)	$3,676	$3,618	$3,718	$3,183	$1,347	$212	$15,754
Loans (2)	1,725	8,522	—	—	—	—	10,247
Other Contractual Obligations (3)	4,039	—	—	—	—	—	4,039

	$9,440	$12,140	$3,718	$3,183	$1,347	$212	$30,040

(1)	Operating Leases represent rental commitments under real property leases.
(2)	Principal and interest on loans for financing operations, capital and leasehold purchases.
(3)	Other Contractual Obligations represent purchase commitments from our key suppliers.

The obligations relate to real property lease amendments we signed during the first and third quarters of 2005, new purchase commitments for inventory parts made during the third and fourth quarters of 2005 and additional net new borrowings in the third and fourth quarters of 2005. On March 15, 2006, we signed Amendment No. 7 to our 860 Atlantic Avenue lease agreement providing us with a lease extension until August 31, 2006 with an option to renew until December 31, 2006 and a right to terminate the lease term early after April 30, 2006 upon 60 days prior written notice. The amount of the monthly lease payment remains $44,213. If we exercise the option to renew the lease and the lease remains in effect through December 31, 2006, our contractual obligations for operating leases will increase by approximately $354,000. If the merger with Caliper is consummated, we may consolidate our operations in Alameda, California to our facility at 2061 Challenger Drive and attempt to sublease all or a portion of our facility at 850 Marina Village Parkway.

Recently Issued Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We are required to apply the guidance in this FSP to reporting periods beginning after December 15, 2005. We expect that the adoption of this FSP will not have a significant effect on our financial condition or results of operation.

In June 2005, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” to provide additional guidance with regard to the application of lease term under Paragraph 9 of FASB Statement No. 13, Accounting for Leases, which indicates that for the purposes of lease classification, a lease term cannot be changed unless either: (a) modifications of lease provisions result in the lease being considered a new agreement or (b) extension or renewal beyond the existing lease term occurs. The consensus position reached was that an amortization period for a leasehold improvement would be based on the shorter of asset life or lease term, including renewals that are reasonably assured. We expect that the adoption of this Issue and the related Financial Accounting Standards Board Staff Positions (FSPs) will not have a significant effect on our financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We expect that the adoption of SFAS No. 154 will not have a significant effect on our financial condition or results of operations.

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

The effects of the adoption of SFAS 123(R) will result in significant, although non-cash, stock-based compensation expense. The pro forma effects on net income (loss) and earnings (loss) per share for 2005,

2004 and 2003, if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25), are disclosed in Note 1 of the accompanying consolidated financial statements set forth in Item 8 of this report. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) are dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period, and the transition method chosen for adopting SFAS 123(R).

We have elected to adopt the modified prospective application transition approach for implementing the provisions of SFAS 123(R). Under this method, stock compensation expense will be applied to unvested stock options as of January 1, 2006, on a prospective basis, without any restatement of prior period expense. In addition, we will continue to use the Black-Scholes model for the valuation of our stock-based awards consistent with our pro forma results in Note 1 of the accompanying consolidated financial statements set forth in Item 8 of this report. The option life and forfeiture assumptions that we use under SFAS 123(R) will change as underlying stock option data is refined. The valuation assumptions, given stock option data refinements, may differ in material respects from those disclosed in Note 1 of the accompanying consolidated financial statements. The following table reflects an estimate of future stock-based compensation related to our unvested stock-based awards as of December 31, 2005 under SFAS 123(R). The estimated expense is based on the pro forma assumptions in Note 1 of the accompanying consolidated financial statements, and may not be indicative of actual stock-based compensation expense given possible future changes in valuation assumptions and stock option granting activity.

Amount
Estimated Stock-Based Compensation Expense For the Year
2006		$0.8 million
2007		$0.4 million
2008		$0.1 million
2009	< $	0.1 million

The amount of stock-based compensation over this future period would have been $0.6 million lower had the current intrinsic value method been applied to our December 31, 2005 unvested stock-based awards.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs — An amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. We expect that the adoption of SFAS No. 151 will not have a significant effect on our financial condition or results of operations.

In November 2004, the EITF reached a final consensus on Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations” A number of issues have arisen in practice in applying the criteria in paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Those issues involve determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. We expect that the adoption of this Issue and the related FSP’s will not have a significant effect on our financial condition or results of operations.

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

In a recent EITF meeting, EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” was discussed. The tentative conclusion was that shares available under contingently convertible debt should be included in diluted earnings per share, or EPS, in all periods, except when inclusion is anti-dilutive, regardless of whether the contingency is met and regardless of whether the market price contingency is substantial. We expect that the adoption of this Issue will not have an effect on our financial condition or results of operations as we currently have no contingently convertible debt outstanding.

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

In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS No. 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. The adoption of SFAS No.150 did not have a significant impact on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. Although limited, our exposure to market risk in the areas of changes in United States and foreign interest rates and changes in foreign currency exchange rates are measured against the United States dollar. These exposures are directly related to our normal operating and funding activities.

We are exposed to fluctuations in interest rates under our amended and restated loan and security agreement with Silicon Valley Bank. At December 31, 2005, our outstanding borrowings under this agreement were $8 million at weighted interest rate basis of 8.28%. Under the agreement, interest is assessed at the bank’s prime rate plus 150 basis points on any outstanding borrowing. If the interest rate were to increase by 100 basis points, then our prevailing interest rate payment on the $8 million borrowings would be $80,000 on an annual basis.

We invest our excess cash in certificates of deposit, debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we concluded that there was no material exposure to interest rate risk arising from our investments as of December 31, 2005.

Currently, the majority of our revenue is denominated in United States dollars. In some circumstances, we price certain international sales to participating European Community countries in Euros, to United Kingdom in British pounds sterling, to Switzerland in Swiss francs, to Canada in Canadian dollars, and to Sweden in Swedish krona. Increases in the value of the United States dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, we expect our non-United States dollar denominated revenue and our exposure to gains and losses on international currency transactions to increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future. The amount of transactions denominated in a foreign currency amounted to approximately $3,170,000 in 2005, and we experienced a net foreign currency loss of approximately a $75,000 on those sales for the year ended December 31, 2005.

Item 8. Financial Statements and Supplementary Data.

We incorporate the information required for this item by reference to the financial statements listed in Item 15(a) of Part IV of this 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. In conducting this evaluation, we identified a material weakness in our internal control over financial reporting relating to our process for accruing as an expense on our 2005 consolidated financial statements a litigation settlement payment that we agreed to pay on March 3, 2006. Accordingly, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by this Annual Report on Form 10-K.

(b) Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 9A(a) above that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to December 31, 2005 and in response to the material weakness further described below, we have taken steps to establish additional monitoring controls over accrual of payments in settlement of litigation.

As described above in Item 9A(a), the material weakness identified was the failure of our financial reporting processes to accrue in a timely fashion for a litigation settlement which occurred subsequent to December 31, 2005 in the 2005 financial statements. The settlement, which related to litigation that had been disclosed in our previous financial statements, was entered into on March 3, 2006. The 2005 consolidated financial statements included in the initial draft of our Form 10-K delivered to our Board of Directors on March 7, 2006 for review did not at that time reflect the settlement payment as a general and administrative expense accrual on the income statement for 2005. The 2005 financial statements and accompanying notes as presented in this Form 10-K do properly reflect the settlement expense accrual.

Because, as of December 31, 2005, we did not meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act, we were not required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from an independent registered public accounting firm in this Annual Report on Form 10-K. Accordingly, we did not engage our independent registered public accounting firm to perform, and they did not perform, an audit of our internal controls over financial reporting.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications.

Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Our executive officers and directors and their ages as of March 1, 2006 are as follows:

Name	Age	Position
David W. Carter	67	Chief Executive Officer and Chairman of the Board
Pamela Reilly Contag, Ph.D.	48	President
William A. Albright, Jr.	48	Chief Financial Officer and Senior Vice President, Finance and Operations
Jason M. Brady	37	Vice President, General Counsel and Corporate Secretary
David DeNola	54	Vice President, Operations
Anthony F. Purchio, Ph.D.	57	Chief Scientific Officer and Vice President
Bradley W. Rice, Ph.D.	46	Chief Technology Officer and Vice President
Michael J. Sterns, D.V.M.	47	Chief Business Officer and Vice President
Stanley R. Tanka	51	Vice President, Finance
William A. Halter (1)	44	Director
E. Kevin Hrusovsky (2)	44	Director
Christopher Ian Montague Jones (2)(6)	50	Director
Robert W. Breckon (4)(6)	48	Director
Gregory T. Schiffman (2)(3)	48	Director
Michael F. Bigham (4)(6)	48	Director
Michael R. Eisenson (5)	50	Director

(1)	Chair of the Nominating and Governance Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Chair of the Audit Committee.
(4)	Member of the Audit Committee.
(5)	Chair of the Compensation Committee.
(6)	Member of the Compensation Committee.

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

Pamela Reilly Contag, Ph.D. is one of our co-founders and has served as our President since August 1996. From August 1995 to June 2005, she served as a director; from August 1995 to January 1998, she served as our Chief Executive Officer; and from January 1998 to April 2003, she served as Co-Chief Executive Officer. Since January 1998, Dr. Contag has served as a Consulting Professor at Stanford University. From September 1996 to January 1998, Dr. Contag was a research associate at Stanford University. Dr. Contag received a B.A. in Biology from the College of St. Catherine and an M.S. and a Ph.D. in Microbiology from the University of Minnesota. Dr. Contag was a Postdoctoral Fellow of the Department of Microbiology and Immunology at Stanford University.

William A. Albright, Jr. has served as our Chief Financial Officer and Senior Vice President since July 1, 2004 and as our Chief Financial Officer and Senior Vice President, Finance and Operations, since February 2005. From March 2003 to February 2004, Mr. Albright was Chief Executive Officer and a director of FlowMedica, Inc., a medical device company. From May 1999 to December 2002, Mr. Albright was President, Chief Executive Officer and a director at Nexell Therapeutics, Inc., a publicly-held cell therapy company. From March 1996 to September 1998, Mr. Albright was Senior Vice President and Chief Financial Officer at LocalMed, Inc., a medical device company. Mr. Albright received a B.S. and an M.S. in Biological Sciences from Stanford University and an M.B.A. from Harvard Business School.

Jason M. Brady has served as our Vice President, General Counsel and Corporate Secretary since March 2005. From April 2004 to February 2005, Mr. Brady was the Director of Legal Affairs for Abbott Diabetes Care, Abbott Laboratories’ diabetes testing device business combining Abbott’s MediSense business and TheraSense, Inc. From June 2001 to April 2004, Mr. Brady was Director of Legal Affairs, Senior Corporate Counsel and Assistant Secretary for TheraSense, Inc., a publicly-held diabetes testing device company. From December 2000 to June 2001, Mr. Brady was General Counsel for Ensera, Inc., a privately-held software company. From April 2000 to December 2000, Mr. Brady was Deputy General Counsel for AllAdvantage, Inc., a privately-held data management company. From September 1995 to April 2000, Mr. Brady was a corporate and securities associate at Wilson Sonsini Goodrich & Rosati, P.C. Mr. Brady received a B.A. in History from University of California, Los Angeles and a J.D. from Santa Clara University School of Law.

David DeNola has served as our Vice President, Operations since July 2005. From January 2000 to January 2005, Mr. DeNola served as Vice President of Operations for Ciphergen Biosystems, a proteomics company. For 20 years prior to that, Mr. DeNola served in various operations positions with companies in Israel, including Chief Operating Officer of GamidaGen, an in vitro diagnostics company, Deputy General Manager for CBD Technologies, a recombinant protein platform technology company, and Chief Operating Officer of GamidaCell, a stem cell technology company. Mr. DeNola received a B.A. in Physical Anthropolgy from the University of California at Berkeley and a post-graduate degree in Business from the Technion College, Israel.

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

Bradley W. Rice, Ph.D. has served as our Chief Technical Officer and Vice President since January 2005. From 1999 through 2004, he served as our Director of Physics R&D. Prior to joining Xenogen, Dr. Rice worked for 15 years as a scientist at Lawrence Livermore National Laboratory developing optical diagnostic instrumentation in the magnetic fusion energy program. Dr. Rice received his B.A. in Physics from Colorado College, M.S. in Electrical Engineering from the University of Wisconsin-Madison, and his Ph.D. in Applied Science from the University of California-Davis.

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

Stanley R. Tanka, has served as our Vice President, Finance since March 2005. Mr. Tanka previously served as a consultant to us from December 2004 until March 2005. From August 2000 to August 2004, Mr. Tanka was Executive Vice President and Chief Financial Officer of Clif Bar Inc., a manufacturer and marketer of nutritional products and supplements. From March 1999 to August 2000, Mr. Tanka was a financial consultant to Clif Bar Inc. Mr. Tanka received a B.S.B.A degree in Accounting from Roosevelt University in Chicago, Illinois, and an M.B.A. in Technology Management from the University of Phoenix. Mr. Tanka is a Certified Public Accountant.

William A. Halter has served us as a director since April 2002. Since April 2001, Mr. Halter has been a management consultant providing services to corporate enterprises. From November 1999 to March 2001, Mr. Halter served as Deputy Commissioner and later as the Acting Commissioner of the United States Social Security Administration. From 1993 to November 1999, Mr. Halter served as the Senior Advisor in the Director’s Office of the Office of Management and Budget, Executive Office of the President of the United States. Mr. Halter also serves on the Board of Directors of Akamai Technologies, Inc., InterMune, Inc., Threshold Pharmaceuticals, Inc. and webMethods, Inc. Mr. Halter received an A.B. in Economics and Political Science from Stanford University and an M. Phil. in Economics from Oxford University.

E. Kevin Hrusovsky has served us as a director since April 2005. Mr. Hrusovsky was appointed President and Chief Executive Officer of Caliper Life Sciences Inc., a biotechnology company, immediately following the acquisition of Zymark Corporation, a biotechnology company, by Caliper in July 2003. Prior to the acquisition, Mr. Hrusovsky served as President and Chief Executive Officer of Zymark starting in late 1996. Before joining Zymark, Mr. Hrusovsky was Director of International Business, Agricultural Chemical Division and President of the Pharmaceutical Division for FMC Corporation, a chemical manufacturing company. Prior to FMC, Mr. Hrusovsky held several management positions at E.I. DuPont de Nemours, a diversified science and technology company. He also serves as a board member of the Association for Laboratory Automation. He received his B.S. in Mechanical Engineering from Ohio State University, an M.B.A. from Ohio University, an Extended M.B.A. from Harvard University, and an Honorary Doctorate from Framingham State College for his contributions to life sciences.

Christopher Ian Montague Jones has served us as a director since August 2001. Since March 2002, Mr. Jones has been providing advisory services to several entities and, since August 2002, has served as an operating partner of Electra Private Equity Partners, a European private equity firm. From January 1997 to January 2001, Mr. Jones served as Chief Executive Officer of J. Walter Thompson worldwide, an advertising agency, where he served as Chairman from January 1998 to 1999. From July 1995 to January 1997, he served as President and Chief Executive Officer Designate of J. Walter Thompson, and from 1984 to 1995, he served in numerous other positions at that company. Mr. Jones serves on the Health Advisory Board of the Johns Hopkins Bloomberg School of Public Health.

Robert W. Breckon has served us as a director since January 2001. Since 1992, Mr. Breckon has held several positions with MDS Inc., a Canadian publicly-held health and life sciences company, most recently as Senior Vice President, Corporate Strategy. Mr. Breckon received a B.S. from the University of Toronto and has completed an advanced management program at Harvard University.

Gregory T. Schiffman has served us as a director since January 2005. Mr. Schiffman joined Affymetrix, Inc., a biotechnology company, in March 2001 as Vice President, Finance and was appointed Vice President and Chief Financial Officer in August 2001. Mr. Schiffman was promoted to Senior Vice

President in October 2002 and to Executive Vice President in February 2005. Prior to joining Affymetrix, Mr. Schiffman was Vice President, Controller of Applied Biosystems, Inc., a life sciences company, from October 1998. From 1987 through 1998, Mr. Schiffman held various managerial and financial positions at Hewlett Packard Company. Mr. Schiffman received a B.S. in Accounting from DePaul University and an M.B.A. from the J.L. Kellogg Graduate School of Management at Northwestern University.

Michael F. Bigham has served us as a director since July 2003. Since January 2003, Mr. Bigham has been a director of Abingworth Management, Inc., the U.S. subsidiary of an international life sciences venture capital firm. From December 2000 to March 2004, Mr. Bigham served as Vice Chairman of Corixa Corporation, a publicly-held biotechnology company. From 1996 to December 2000, Mr. Bigham served as President and Chief Executive Officer of Coulter Pharmaceuticals Inc., a publicly-held biotechnology company which was merged into Corixa Corporation in December 2000. From 1988 to 1996, Mr. Bigham was a member of executive management of Gilead Sciences, Inc., a biopharmaceutical company, where he held several positions most recently as Executive Vice President of Operations. From 1984 to 1988, Mr. Bigham worked at Hambrecht & Quist LLC, a global investment bank, where he became Co-head of Healthcare Investment Banking. Mr. Bigham received a B.S. in Commerce from the University of Virginia and an M.B.A. from the Stanford University Graduate School of Business.

Michael R. Eisenson has served us as a director since March 2003. Mr. Eisenson is a Managing Director and the Chief Executive Officer of Charlesbank Capital Partners, LLC, a private investment firm and the investment manager with respect to certain assets of Harvard Private Capital Group, Inc., which he joined in 1986. Mr. Eisenson serves on the Board of Directors of Playtex Products, Inc. and United Auto Group, Inc., as well as those of several private companies. Mr. Eisenson received a B.A. in economics from Williams College and J.D. and M.B.A. degrees from Yale University.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Michael F. Bigham, Gregory T. Schiffman and Robert W. Breckon.

Audit Committee Financial Expert

The Board has determined that Audit Committee member Gregory T. Schiffman is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) Schedule 14A of the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of holdings and transactions of our common stock and other equity securities with the Securities and Exchange Commission. Directors, officers and 10% or greater stockholders are required by regulations of the Securities and Exchange Commission to furnish us with copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to us and the representations made by the reporting persons to us, we believe that during 2005 our directors, officers and 10% or greater stockholders complied with all filing requirements under Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Corporate Code of Business Conduct and Ethics that applies to our employees, officers and directors. This Code is available for review on our website at www.xenogen.com. We will post any amendments to or waivers from the Corporate Code of Business Conduct and Ethics on our website.

Item 11. Executive Compensation.

The following table sets forth compensation for services rendered in all capacities to us by our Chairman of the Board and Chief Executive Officer and our four other most highly compensated executive officers as of December 31, 2005 (the “Named Executive Officers”).

		Annual Compensation
					Awards
Name and Principal Position	Year	Salary ($)	Bonus / Commission ($)(1)		Restricted Stock Award(s) ($)		Securities Underlying Options (#)	All Other Compensation ($)
(a)	(b)	(c)	(d)		(e)		(f)	(g)
David W. Carter Chairman of the Board and Chief Executive Officer	2005 2004 2003	340,000 290,000 275,000	123,775 75,000 65,000		0	(4)	125,000 72,619 116,284	26,167 119,814 28,861	(2) (3) (5)
Pamela Reilly Contag, Ph.D. President	2005 2004 2003	310,000 290,000 275,000	78,988 75,000 65,000		0	(7)	125,000 72,619 118,022	23,858 35,319 28,861	(2) (6) (5)
Michael J. Sterns, D.V.M. (8) Chief Business Officer and Vice President	2005 2004 2003	285,000 260,000 245,000	72,627 60,000 73,500	(9)			30,000 55,000 71,429	17,549	(2)
Anthony F. Purchio, Ph.D. Chief Scientific Officer and Vice President	2005 2004 2003	275,000 260,000 245,000	60,067 39,500 38,500				25,000 25,000 46,928	20,107 17,010 17,442	(2) (10) (5)
William A. Albright, Jr. (11) Chief Financial Officer and Senior Vice President, Finance & Operations	2005 2004	285,000 137,500	72,627 40,000				30,000 200,000

(1)	Bonus amounts indicated for year in which bonus was earned.
(2)	Represents amount we paid to employee for paid time off accrued in 2003 and not used by employee in 2004.
(3)	Consists of $97,500 in principal and interest forgiven by us in connection with a loan we made to Mr. Carter for the purchase of our common stock and $22,319 that we paid to Mr. Carter for paid time off accrued in 2002 and not used by Mr. Carter in 2003.
(4)	On December 10, 2003, we issued Mr. Carter 68,571 shares of our common stock at a purchase price of $0.42 per share, the then fair market value of our common stock as determined by our Compensation Committee. As of December 31, 2005, the value of these shares is $187,199, determined by subtracting the $0.42 purchase price per share from the $3.15 closing price per share on December 30, 2005 as reported by Nasdaq multiplied by 68,571. These shares are subject to repurchase by us at a repurchase price of $0.42 per share. This repurchase right lapses over time. Our repurchase right lapsed as to one-fourth of the shares on December 10, 2004, and the repurchase right continues to lapse as to one forty-eighth of the shares each full month thereafter, subject to Mr. Carter’s continued service to Xenogen. None of these shares will be subject to repurchase after December 10, 2007. If our proposed merger with Caliper Life Sciences, Inc. is consummated, the repurchase right will lapse as to all of these shares immediately prior to the closing.
(5)	Represents amount we paid to employee for paid time off accrued in 2001 and not used by employee in 2002.
(6)	Consists of $13,000 in principal forgiven by us in connection with a loan we made to Dr. Contag for the purchase of our common stock and $22,319 that we paid to Dr. Contag for paid time off accrued in 2002 and not used by Dr. Contag in 2003.
(7)	On January 9, 2004, we issued Dr. Contag 22,857 shares of our common stock at a purchase price of $0.42 per share, the then fair market value of our common stock as determined by our Compensation Committee. As of December 31, 2005, the value of these shares is $62,400, determined by subtracting the $0.42 purchase price per share from the $3.15 closing price per share on December 30, 2005 as reported by Nasdaq multiplied by 22,857. These shares are subject to repurchase by us at a repurchase price of $0.42 per share. This repurchase right lapses over time. Our repurchase right lapsed as to one-fourth of the shares on January 9, 2005, and the repurchase right continues to lapse as to one forty-eighth of the shares each full month thereafter, subject to Dr. Contag’s continued service to Xenogen. None of these shares will be subject to repurchase after January 9, 2008. If our proposed merger with Caliper Life Sciences, Inc. is consummated, the repurchase right will lapse as to all of these shares immediately prior to the closing.
(8)	Dr. Sterns joined Xenogen as a Vice President in January 2003.

(9)	Includes a $25,000 sign-on bonus we paid to Dr. Sterns in January 2003.
(10)	Represents amount we paid to employee for paid time off accrued in 2002 and not used by employee in 2003.
(11)	Mr. Albright was appointed Chief Financial Officer and Vice President in July 2004 at an annual salary of $275,000. Prior to being appointed Chief Financial Officer and Vice President, Mr. Albright was not an executive officer of Xenogen.

Option Grants in Last Fiscal Year

The following table shows all grants of options to acquire shares of our common stock granted to the Named Executive Officers listed in the Summary Compensation Table for the fiscal year ended December 31, 2005.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (4)
	Number of Securities Underlying Option Granted (#)(1)	Percent of Total Options Granted to Employees in Fiscal Year (1)	Exercise of Base Price ($/Sh) (2)	Expiration Date (3)	5% ($)	10% ($)
David W. Carter	125,000	10.4933%	$5.01	1/26/2015	$393,845.26	$998,081.22
Pamela Reilly Contag, Ph.D.	125,000	10.4933%	$5.01	1/26/2015	$393,845.26	$998,081.22
Michael J. Sterns, D.V.M.	30,000	2.5184%	$5.01	1/26/2015	$94,522.86	$239,539.49
Anthony F. Purchio, Ph.D.	25,000	2.0987%	$5.01	1/26/2015	$78,769.05	$199,616.24
William A. Albright, Jr.	30,000	2.5184%	$5.01	1/26/2015	$94,522.86	$239,539.49

(1)	The options vest at a rate of 1/4th one year from the vesting commencement date and 1/48th per month thereafter. During 2005, a total of 1,191,241 stock options were granted under our 2004 Equity Incentive Plan.
(2)	The exercise price is equal to the closing price of one share of our common stock as reported by the Nasdaq National Market System.
(3)	The options have a term of ten years, subject to earlier termination in certain events related to termination of employment.
(4)	The 5% and 10% assumed rates of appreciation are suggested by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future common stock price. There can be no assurance that any of the values reflected in the table will be achieved.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table shows the values of each of our Named Executive Officer’s unexercised options at December 31, 2005. These values were calculated on the basis of the fair market value per share of the common stock at December 30, 2005 ($3.15), minus the applicable per share exercise price. None of the Named Executive Officers exercised stock options during 2005.

Name	Securities Underlying Unexercised Options at December 31, 2005(#)		Value of Unexercised In-the-Money Options at December 31, 2005($)
	Exercisable	Unexercisable (1)	Exercisable	Unexercisable
David W. Carter	262,639	51,265	$177,504.60	$139,953.45
Pamela Reilly Contag, Ph.D.	264,377	51,265	$182,249.34	$139.953.45
Michael J. Sterns, D.V.M.	125,625	30,804	$110,906.25	$84,094.92
Anthony F. Purchio, Ph.D.	83,892	13,036	$92,525.16	$35,588.28
William A. Albright, Jr.	230,000	0	$0.00	$0.00

(1)	Some of these options are exercisable prior to vesting contingent upon optionee entering into a restricted stock purchase agreement with respect to the underlying shares of common stock.

Employment, Severance and Change of Control Agreements

On January 11, 2006, we entered into a Severance Agreement with David W. Carter, our Chairman and Chief Executive Officer, (the “Severance Agreement”). The Severance Agreement provides Mr. Carter with salary and benefits continuation in the event his employment terminates under certain circumstances. The Severance Agreement amends, replaces and supersedes the Employment Agreement between Xenogen and Mr. Carter dated January 21, 1998. If (a) Mr. Carter’s employment with Xenogen is terminated without Cause (as defined in the Severance Agreement) by Xenogen prior to a Change of Control (as defined in the Severance Agreement) or ends as a result of an Involuntary Termination (as defined in the Severance Agreement) during the period between a Change of Control and the one-year anniversary of the Change of Control Effective Date (as defined in the Severance Agreement) and (b) Mr. Carter signs a general release in favor of Xenogen and does not breach certain non-competition and non-solicitation covenants set forth in the Severance Agreement, then (x) we will continue to pay to Mr. Carter an amount equal to twenty-four (24) months of his then-current base salary in equal installments paid in the same amounts as received prior to the termination, less applicable withholdings and in accordance with our standard payroll practices, for the period beginning on the date of termination and ending on March 15 of the year following the year of termination with the last payment equal to the remaining amount of severance payments owed and (y) we will reimburse Mr. Carter expenses for continuing his health care coverage and the coverage of his dependents who are covered at the time of the termination under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), for a period ending on the earlier of the date that is eighteen (18) months after the date of termination or the date on which he becomes eligible to be covered by the health care plans of another employer.

On January 11, 2006, we entered into a Change of Control Severance Agreement with Pamela R. Contag, Ph.D., our President, (the “Change of Control Severance Agreement”). The Change of Control Severance Agreement provides Dr. Contag with salary and benefits continuation in the event her employment terminates under certain circumstances. The Change of Control Severance Agreement amends, replaces and supersedes the Employment Agreement between Xenogen and Dr. Contag dated January 21, 1998. If (a) Dr. Contag’s employment with Xenogen ends as a result of an Involuntary Termination (as defined in the Change of Control Severance Agreement) during the period between a Change of Control (as defined in the Change of Control Severance Agreement) and the one-year anniversary of the Change of Control Effective Date (as defined in the Change of Control Severance Agreement) and (b) Dr. Contag signs a general release in favor of Xenogen and does not breach certain non-competition and non-solicitation covenants set forth in the Change of Control Severance Agreement, then (x) we will continue to pay to Dr. Contag an amount equal to eighteen (18) months of her then-current base salary in equal installments paid in the same amounts as received prior to the termination, less applicable withholdings and in accordance with our standard payroll practices, for the period beginning on the date of termination and ending on March 15 of the year following the year of termination with the last payment equal to the remaining amount of severance payments owed and (y) we will reimburse Dr. Contag expenses for continuing her health care coverage and the coverage of her dependents who are covered at the time of the termination under COBRA for a period ending on the earlier of the date that is eighteen (18) months after the date of termination or the date on which she becomes eligible to be covered by the health care plans of another employer.

The Compensation Committee of our Board of Directors has adopted a Change of Control Severance Policy that provides certain of our employees (the “Employees”) with salary and benefits continuation in the event the Employee’s employment terminates under certain circumstances (the “Policy”). The goals of the Policy are to retain the services and dedication of the Employees during Xenogen’s consideration of a Change of Control (as defined in the Policy) and to motivate the Employees to maximize the value of Xenogen upon a

Change of Control by providing the Employees with certain financial benefits upon an employment termination following a Change of Control. The benefits of the Employees who are listed in Column A of Exhibit A to the Policy (the “Column A Employees”) and the Employees who are listed in Column B of Exhibit A to the Policy (the “Column B Employees”) are briefly described below.

Column A Employees

If (a) a Column A Employee’s employment with Xenogen ends as a result of an Involuntary Termination (as defined in the Policy) during the period between a Change of Control and the one-year anniversary of the Change of Control Effective Date (as defined in the Policy) and (b) the Column A Employee signs a general release in favor of Xenogen and does not breach certain non-competition and non-solicitation covenants set forth in the Policy, then (x) we will continue to pay to the Column A Employee an amount equal to twelve (12) months of his/her then-current base salary in equal installments paid in the same amounts as received prior to the termination, less applicable withholdings and in accordance with our standard payroll practices, for a period equal to the shorter of (1) the period beginning on the date of such termination and ending on the twelve (12) month anniversary thereafter or (2) the period beginning on the date of termination and ending on March 15 of the year following the year of termination with the last payment equal to the remaining amount of severance payments owed and (y) we will reimburse the Column A Employee expenses for continuing his/her health care coverage and the coverage of his/her dependents who are covered at the time of the termination under COBRA for a period ending on the earlier of the date that is twelve (12) months after the date of termination or the date on which he/she becomes eligible to be covered by the health care plans of another employer. The following Named Executive Officers are Column A Employees: William A. Albright, Jr., Anthony F. Purchio, Ph.D., and Michael J. Sterns, D.V.M.

Column B Employees

If (a) a Column B Employee’s employment with Xenogen ends as a result of an Involuntary Termination during the period between a Change of Control and the one-year anniversary of the Change of Control Effective Date and (b) the Column B Employee signs a general release in favor of Xenogen and does not breach certain non-competition and non-solicitation covenants set forth in the Policy, then (x) we will continue to pay to the Column B Employee his/her then-current base salary in an amount equal to the Formula (as defined below) in equal installments paid in the same amounts as received prior to the termination, less applicable withholdings and in accordance with our standard payroll practices, for a period equal to the shorter of (1) the period beginning on the date of such termination and ending on the Formula Anniversary Date (as defined below) or (2) the period beginning on the date of termination and ending on March 15 of the year following the year of termination with the last payment equal to the remaining amount of severance payments owed and (y) we will reimburse the Column B Employee expenses for continuing his/her health care coverage and the coverage of his/her dependents who are covered at the time of the termination under COBRA for a period ending on the earlier of the Formula Anniversary Date or the date on which he/she becomes eligible to be covered by the health care plans of another employer.

For purposes of this Policy, the Formula means the greater of six months or one month per each year or partial year of the Column B Employee’s employment with Xenogen in no event to exceed nine months. For purposes of this Policy, the Formula Anniversary Date means the date that is equal to greater of six months following the Column B Employee’s termination date or one month per each year or partial year of Employee’s employment with Xenogen, in no event to exceed nine months following the Column B Employee’s termination date

On February 10, 2006, we entered into a definitive Agreement and Plan of Merger with Caliper Life Sciences, Inc. and Caliper Holdings, Inc., a subsidiary of Caliper, pursuant to which we will be merged with and into Caliper Holdings and become a wholly-owned subsidiary of Caliper. Pursuant to the merger agreement, Caliper will assume our obligations under all of these severance and change of control severance arrangements if the merger is completed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Eisenson, Mr. Bigham, Mr. Breckon and Mr. Jones, all independent directors, served on our Compensation Committee in 2005. None of them is or was at any time an officer or employee of the Company or any of its subsidiaries or had any relationship requiring disclosure in this Report. During 2005, none of our executive officers served on the compensation committee or board of another company one of whose executive officers served on our board or compensation committee.

REPORT OF THE COMPENSATION COMMITTEE

Decisions regarding compensation of our executive officers are made by the Compensation Committee. The Compensation Committee is comprised of four independent directors, Mr. Eisenson, Mr. Bigham, Mr. Breckon, and Mr. Jones. The Compensation Committee is responsible for setting compensation policy and determining the annual compensation of our executive officers, including base salaries, bonuses, if any, and equity awards, if any. Our executive pay programs are designed to attract and retain executives who will contribute to our long-term success, to reward executives for achieving both our short- and long-term goals, to link executive and stockholder interests through equity-based compensation plans, and to provide a compensation package that recognizes both individual contributions and company performance. A substantial portion of each executive’s total compensation is intended to be variable and to relate to, and be contingent upon, performance. The Compensation Committee evaluates the performance and determines the compensation of our chief executive officer and other executive officers annually, based upon individual performance and the achievement of corporate goals. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that we specifically incorporate such information by reference in such filing.

General Compensation Policy

Xenogen’s executive compensation programs seek to accomplish several major goals:

•	To recruit and retain highly qualified executive officers by offering overall compensation that is competitive with that offered for comparable positions in companies in the biotechnology industry of comparable size and at a comparable stage of development;

•	To motivate executives to achieve important business and performance objectives and to reward them when such objectives are met; and

•	To align the interests of executive officers with the long-term interests of stockholders through participation in our equity incentive plan.

The achievement of these goals is based on a mix of compensation elements, as described below:

Base Salary: Base salaries for all employees, including executive officers, are determined based on an established job grade and salary matrix that is designed to provide a base salary that is competitive with comparable companies. In monitoring the job grade and salary matrix for executive officers, the

Compensation Committee compared compensation information derived from the Radford Biotechnology Survey and the BioWorld Executive Compensation Report. Included in the survey and report are some, but not all, of the companies included in the Nasdaq Pharmaceutical Index, with the primary focus on biotechnology companies at a similar stage in the San Francisco Bay Area which may compete for the same pool of employees.

Adjustments to each individual’s base salary, including executive officers, are made in connection with annual performance reviews. The amounts of such adjustments are calculated using merit increase guidelines based on the employee’s position within the relevant compensation range and the results of his or her performance review. The recommended percentage increases are adjusted annually to reflect the Compensation Committee’s assessment of appropriate salary adjustments given the results of competitive surveys and general economic conditions.

Executive Bonus Plan: Certain executive officers may earn an annual cash bonus, set as a percentage of base salary, based on the achievement of specific company financial goals and targets. Financial goals are established at the start of each year by the Compensation Committee, in conjunction with the operating budget approved by the full Board of Directors. Awards made to executive officers are based upon the achievement of financial goals and targets. The financial goals for 2005 included revenues, earnings before interest, taxes, depreciation and amortization and cash balance at the end of 2005. The annual bonuses awarded to executive officers in 2005 were based on achieving approximately 73% of the financial targets. In January 2006, the Compensation Committee approved the payment of a $123,775 cash bonus to the Chief Executive Officer under our 2005 Executive Bonus Plan. For the other Named Executive Officers, the Compensation Committee approved payment of cash bonuses totaling $284,319 under our 2005 Executive Bonus Plan.

Stock-Based Incentive Compensation: Equity awards enable Xenogen to provide long-term incentives to our employees, which align the interests of all employees, including the executive officers, with those of the stockholders. Historically, equity awards have been in the form of stock options. Stock options are exercisable in the future at the fair market value at the time of grant, so that an option holder is rewarded only by the appreciation in price of our common stock. Stock options are granted upon commencement of employment and generally have a four-year vesting period and expire 10 years after the date of grant. Periodic grants of stock options are generally made annually to all eligible employees based on performance, with additional grants made to certain employees following a significant change in job responsibility, scope or title.

Guidelines for the number of options granted to each eligible employee are determined by the Compensation Committee based on several factors, including a valuation analysis reflecting market-based compensation, salary grade and the performance of each participant. The size of the resulting grants developed under this procedure are targeted to be at or above competitive levels as a reflection of both providing an incentive for favorable performance of Xenogen, as well as the risk attached to the future growth of the biotechnology industry. For 2005 service performance, the Compensation Committee has not granted any stock options or other equity awards to our Chief Executive Officers or other executive officers. The Compensation Committee does not presently intend to grant additional equity awards to our employees, including our executive officers, if the proposed merger with Caliper Life Sciences, Inc. is consummated. If the proposed merger is not consummated, the Compensation Committee may grant equity awards to our employees, including our executive officers.

Chief Executive Officer’s Compensation

Mr. Carter’s compensation for fiscal 2005 was determined in accordance with the compensation policy of Xenogen described above and the Compensation Committee’s evaluation of his overall leadership and management of Xenogen. Mr. Carter’s annual base salary was increased from $290,000 in 2004 to $340,000 in 2005, with such increased amount being less than the 25th percentile at peer companies in the Radford Biotechnology Survey and the BioWorld Executive Compensation Report. The increase also reflects Mr. Carter’s significant leadership, including our revenue growth. As discussed above, Mr. Carter’s bonus for 2005 was based on Xenogen achieving approximately 73% of the goals set forth in the 2005 Executive Bonus Plan. Mr. Carter’s 2006 annual salary remains $340,000.

Compliance with Internal Revenue Code Section 162(m)

Our policy generally is to utilize available tax deductions whenever appropriate, and the Committee, when determining executive compensation programs considers all relevant factors, including the tax deductibility that may result form such compensation. Stock options granted under our equity incentive plan generally are intended to qualify as performance-based compensation under 162(m) of the Internal Revenue Code of 1986, as amended, which limits the deductibility of non-performance-based compensation paid to certain covered employees that exceeds $1,000,000 in any year. The Committee believes that the best interests of Xenogen and our stockholders are served by executive compensation programs that encourage and promote our principal compensation objective, enhancement of stockholder value, and permit the Committee to exercise discretion to our executive officers that may not be fully deductible.

The cash compensation paid to our executive officers during 2005 did not exceed the $1 million limit for any executive officer, nor is the cash compensation to be paid to our executive officers for 2006 expected to reach that level. Because it is unlikely that the cash compensation payable to any of our executive officers in the foreseeable future will approach the $1 million limitation, the Compensation Committee has decided not to take any action at this time to limit or restructure the elements of cash compensation payable to our executive officers. The Committee will reconsider this decision should the individual compensation of any executive officer approach the $1 million level.

The foregoing report has been submitted by the undersigned in our capacity as members of the Compensation Committee of Xenogen’s Board of Directors.

Michael R. Eisenson, Chairman
Michael F. Bigham
Robert W. Breckon
Chris Jones

STOCK PRICE PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total stockholder returns for our common stock, the Nasdaq Stock Market Index for U.S. Companies and the Nasdaq Biotechnology Index. The graph assumes the investment of $100 on July 14, 2004, the date of our initial public offering. The data regarding Xenogen assumes an investment at the initial public offering price of $7.00 per share of our common stock. The performance shown is not necessarily indicative of future performance. The information contained in the following graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the 1934 Securities Exchange Act, as amended, except to the extent that we specifically incorporate such information by reference in such filing.

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*

AMONG XENOGEN CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE NASDAQ BIOTECHNOLOGY INDEX

*	$100 invested on 7/16/04 in stock or on 6/30/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned as of March 1, 2006 by (i) each person who is known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of the named executive officers listed in the Summary Compensation Table, (iii) each of our directors, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, the address of each stockholder in the following table is c/o Xenogen Corporation, 860 Atlantic Avenue, Alameda, California 94501.

Name of Director, Officer and Beneficial Owner	Number of Shares Beneficially Owned (1)	Number of Warrants (1)	Number of Options (1)	Percentage Beneficially Owned
5% Stockholders:
Caliper Life Sciences, Inc. (2)	6,260,565	734,788	1,448,346	37.41%
Abingworth Management Ltd (3)	3,121,054	412,370	—	16.99%
Harvard Private Capital Holdings, Inc. (4)	2,538,855	317,605	—	15.33%
Exeter Fund, Inc. Life Sciences Series (5)	1,883,500	285,000	—	10.49%
Stephen R. Becker (6)	1,613,352	281,350	—	5.91%
MDS Pharma Services (US) Inc. (7)	1,094,323	—	—	5.37%
Tang Capital Partners (8)	1,083,000	—	—	5.31%

Directors and Officers:
William A. Albright, Jr.	—	—	230,000	1.12%
David W. Carter (9)	246,983	4,813	313,904	2.73%
Pamela Reilly Contag, Ph.D. (10)	283,570	—	315,642	2.89%
Anthony Purchio, Ph.D.	5,214	—	96,928	*
Michael Sterns	—	—	156,429	*
Michael Bigham (3), (11)	3,121,054	412,370	—	16.99%
Robert Breckon (12)	1,094,323	—	—	5.37%
Michael Eisenson (13)	2,538,855	317,605	—	15.33%
William A. Halter (14)	15,715	—	18,972	*
E. Kevin Hrusovsky (15)	10,993	—	—	*
Chris Jones (14)	15,715	—	18,972	*
Gregory T. Schiffman (14)	13,081	—	—	*
All directors and executive officers as a group (16 persons) (16)	7,354,888	734,788	1,448,346	42.25%

*	Less than one percent.
(1)	This table is based on information supplied by our directors, all executive officers and principal stockholders and on any Schedules 13D or 13G or Forms 3 or 4 filed with the Securities and Exchange Commission. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Applicable percentage of ownership is based on 20,390,061 shares of common stock outstanding as of March 1, 2006. Some of these options are exercisable prior to vesting contingent upon optionee entering into a restricted stock purchase agreement with respect to the underlying shares of common stock. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 1, 2006 are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

(2)	Each of these Xenogen securities indicated as beneficially owned by Caliper Life Sciences, Inc. (“Caliper”) is also indicated as being beneficially owned in the table above by entities affiliated with Abingworth Management Ltd., Harvard Private Capital Holdings, Inc. or one or more of our directors or executive officers. Caliper has entered into Voting Agreements dated as of February 10, 2006 with certain of our stockholders, which provide that the signatory stockholders will vote (or cause to be voted) in person or by proxy all shares of Xenogen common stock held by such signatory in favor of the adoption of the Merger Agreement with Caliper and against any proposal or offer (other than the Merger Agreement and the proposed Merger), whether in writing or otherwise, from anyone other than Caliper or its affiliates, to acquire beneficial ownership of (i) assets that constitute or account for twenty percent (20%) or more of the consolidated net revenues, consolidated net income or consolidated assets of Xenogen, or (ii) twenty percent (20%) or more of any class of equity securities of Xenogen, in each case pursuant to a merger, consolidation or other business combination, sale of shares of stock, sale of assets, tender offer, exchange offer or similar transaction or series of related transactions (either, a “Competing Proposal”), and against any other proposal properly put to a vote of our stockholders that would be reasonably likely to result in or cause a breach of our representations and warranties set forth in the Merger Agreement. Caliper does not admit that it is the beneficial owner of any of the Xenogen securities referred to herein for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, or for any other purpose, and such beneficial ownership is expressly disclaimed. Caliper’s address is 68 Elm Street, Hopkinton, MA 01748.
(3)	Shares consist of 15,715 shares owned by Abingworth, Ltd. (10,000 of which are unvested subject to automatic forfeiture under certain circumstances), 1,300,117 shares owned by Abingworth Bioventures III A LP, 793,641 shares owned by Abingworth Bioventures III B LP, 475,398 shares owned by Abingworth Bioventures III C LP, 515,464 shares owned by Abingworth Bioequities Master Fund Limited and 20,719 shares owned by Abingworth Bioventures III Executives LP. Warrants consist of 129,381 warrants owned by Abingworth Bioventures III A LP, 78,979 warrants owned by Abingworth Bioventures III B LP, 47,309 warrants owned by Abingworth Bioventures III C LP, 154,639 warrants owned by Abingworth Bioequities Master Fund Limited and 2,062 warrants owned by Abingworth Bioventures III Executives LP. The address for Abingworth Management Ltd is 38 Jermyn Street, London SW1Y 6DN, U.K.
(4)	Includes 10,000 shares which are unvested and subject to automatic forfeiture under certain circumstances. The address for Harvard Private Capital Holdings, Inc. is c/o Charlesbank Capital Partners, LLC, 200 Clarendon Street, 54th Floor, Boston, MA 02116.
(5)	The address for Exeter Fund, Inc. Life Sciences Series is 290 Woodcliff Drive, Fairport, NY 14450.
(6)	Shares consist of shares held directly by Walker Smith Capital, L.P. (23,471 shares), Walker Smith Capital (QP), L.P. (135,017 shares), Walker Smith International Fund, Ltd. (185,155 shares) (collectively, the “Walker Smith Entities”), SRB Greenway Capital, L.P. (134,451 shares), SRB Greenway Capital (QP), L.P. (1,072,992 shares) and SRB Greenway Offshore Operating Fund, L.P. (62,266 shares). Warrants consist of stock purchase warrants held directly by Walker Smith Capital, L.P. (7,041), Walker Smith Capital (QP), L.P. (40,505), Walker Smith International Fund, Ltd. (55,546) (collectively, the “Walker Smith Entities”), SRB Greenway Capital, L.P. (20,979), SRB Greenway Capital (QP), L.P. (145,526) and SRB Greenway Offshore Operating Fund, L.P. (11,753). Mr. Becker is an investment consultant to the Walker Smith Entities and is eligible to receive a portion of the performance fee, if any, earned by the investment advisors to the Walker Smith Entities on investments he recommends. Mr. Becker does not exercise voting or investment control over the Walker Smith Entities. Mr. Becker disclaims beneficial ownership in such shares except to the extent of his pecuniary interest therein. Mr. Becker’s address is 300 Crescent Court, Suite 1111, Dallas, TX 75201.
(7)	Includes 10,000 shares which are unvested subject to automatic forfeiture under certain circumstances. The address for MDS Pharma Services (US) Inc. is 621 Rose Street, P.O. Box 80837, Lincoln, NE 68501.
(8)	Tang Capital Partners is the record and beneficial owner of 1,083,300 shares of our common stock. Tang Capital Management, as the general partner of Tang Capital Partners, and Mr. Tang, as the manager of Tang Capital Management, may also be deemed to beneficially own these shares. Mr. Tang disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The address for Tang Capital Partners is 4401 Eastgate Mall, San Diego, CA 92121.
(9)	Includes 77,242 shares owned by David W. Carter, 28,572 of which are unvested within 60 days after March 1, 2006 and subject to repurchase by us, 104,171 shares owned by David W. Carter, TTEE The Surviving Trustor’s Share U/A/D 05/06/96, and 65,570 shares owned by the Carter Descendants Trust, of which Mr. Carter is a trustee.
(10)	Includes 22,857 shares owned by Pamela Reilly Contag, 9,524 of which are unvested within 60 days after March 1, 2006 and subject to repurchase by us; 214,828 shares owned by Christopher H. Contag and Pamela Reilly Contag, Trustees of the Contag Family Trust dated 11/23/98; and 9,177 shares owned by each of the Ashlyn Grace Contag Irrevocable Trust; the Caitlin Ann Contag Irrevocable Trust; the Carlos and Ann Contag Irrevocable Trust; the John and Juanita Reilly Irrevocable Trust; and the Greyson Christopher Contag Irrevocable Trust. Dr. Pamela R. Contag is a trustee of, but disclaims beneficial ownership of, these respective trusts.

(11)	Mr. Bigham is a director at Abingworth. He shares voting and dispositive power over these shares and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Bigham’s business address is c/o Abingworth Management Inc., 890 Winter Street, First Floor, Waltham, MA 02451.
(12)	Consists of the shares beneficially owned by MDS Pharma Services (US) Inc. Mr. Breckon is Senior Vice President, Corporate Development of MDS Inc. Mr. Breckon disclaims beneficial ownership of the shares held by MDS Pharma Services (US) Inc. except to the extent of his pecuniary interest therein. Mr. Breckon’s business address is c/o MDS Inc., 100 International Boulevard, Toronto, Ontario, Canada M9W 6L6.
(13)	Consists of the shares and warrants beneficially owned by Harvard Private Capital Holdings, Inc. Mr. Eisenson is Managing Director and Chief Executive Officer of Charlesbank Capital Partners, LLC, which is the investment manager with respect to certain assets of Harvard Private Capital Holdings, Inc. He shares voting and dispositive power over the shares and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Eisenson’s business address is c/o Charlesbank Capital Partners, LLC, 200 Clarendon Street, 54th Floor, Boston, MA 02116.
(14)	10,000 of such shares are unvested and subject to automatic forfeiture under certain circumstances.
(15)	All of these shares are unvested and subject to automatic forfeiture under certain circumstances.
(16)	Includes 70,056 shares that are unvested within 60 days of March 1, 2006 and subject to repurchase by us or automatic forfeiture under certain circumstances.

Item 13. Certain Relationships and Related Transactions.

Benjamin Carter and Daniel Carter, our Divisional Vice President, Business Development and Senior Manager of IT Systems and Operations, respectively, are both sons of our Chief Executive Officer and Chairman of the Board, David W. Carter and each receives an annual salary in excess of $60,000. Neither serves as a Xenogen executive officer.

In connection with the sale of a corporate residence in 2003, Pamela R. Contag, Ph.D., our President and a director, purchased from the Company certain personal property, including home furnishings, for a total cost of $80,500 which the Board believes is equal to or higher than it would have received from a third party.

Christopher H. Contag, Ph.D., a co-founder and chairman of our Scientific Advisory Board, is married to Pamela R. Contag, Ph.D., our President. Dr. Christopher Contag receives a monthly consulting fee of $3,000 for his services as chairman of our Scientific Advisory Board. Dr. Pamela Contag and Dr. Christopher Contag are two of the three co-inventors on certain patents we have licensed from Stanford University. Pursuant to Stanford University’s present policy on royalty sharing, the net royalties it receives are shared equally with the inventors, the inventor’s department and the inventor’s school with each receiving one-third of the net royalties. Each of Dr. Pamela Contag and Dr. Christopher Contag has received more than $60,000 in royalties paid by Xenogen in the three years ended December 31, 2005.

David W. Carter, our Chief Executive Officer and Chairman of the Board, is a member of the board of directors of Cell Genesys, Inc. Cell Genesys, Inc. has purchased certain imaging products and services from us in the past and may do so in the future. The Board believes that such products and services are provided at a similar cost to those of other independent customers.

On August 15, 2005, we issued 5,154,640 shares of our common stock at a price of $2.91 per share and warrants to purchase an aggregate of 1,546,392 shares of our common stock at an exercise price of $3.29 per share to certain accredited investors. Entities affiliated with Abingworth Management Ltd. were issued 1,374,570 of the shares and 412,371 of the warrants. Harvard Private Capital Holdings, Inc. was issued 859,107 of the shares and 257,732 of the warrants. Abingworth and Harvard are currently stockholders of Xenogen. Michael F. Bigham, a member of our Board of Directors, is affiliated with Abingworth and Michael E. Eisenson, a member of our Board of Directors, is affiliated with Harvard.

In January 2006, we entered into a Severance Agreement with David W. Carter, our Chairman and Chief Executive Officer, and a Change of Control Severance Agreement with Pamela R. Contag, Ph.D., our

President, and our Compensation Committee adopted a Change of Control Severance Policy covering our other executive officers and certain designated employees. For a description of these severance and change of control severance arrangements, see “Part III, Item 11. Employment, Severance and Change of Control Agreements.”

On February 10, 2006, we entered into a definitive Agreement and Plan of Merger with Caliper Life Sciences, Inc. and Caliper Holdings, Inc., a subsidiary of Caliper, pursuant to which we will be merged with and into Caliper Holdings and become a wholly-owned subsidiary of Caliper. E. Kevin Hrusovsky, a member of our Board of Directors, is the President, Chief Executive Officer and a director of Caliper. Mr. Hrusovsky recused himself from the meetings of our Board of Directors during which the Board considered and approved the merger agreement and the merger.

In connection with the merger, certain stockholders, officers and directors of Caliper, including Mr. Hrusovsky, signed voting agreements with Xenogen dated February 10, 2006, whereby these stockholders agreed to vote all of their Caliper common shares held by such stockholders in favor of the issuance of shares of Caliper common stock in connection with the merger and the transactions contemplated by the merger agreement (including shares of Caliper common stock issuable upon the exercise of warrants to purchase Xenogen common stock to be assumed in the merger and upon exercise of the warrants to be issued in the merger), and any other matters reasonably determined to be necessary for consummation of the transactions contemplated by the merger agreement, as the merger agreement may be modified or amended from time to time in a manner not adverse to such stockholder, and against any other proposal properly put to a vote of the stockholders of Caliper that would be reasonably likely to result in or cause a breach of Caliper’s representations and warranties set forth in the merger agreement. In addition, the stockholders have executed a proxy in favor of Xenogen with respect to the voting of the Caliper common stock.

In connection with the merger, Caliper entered into voting agreements, dated February 10, 2006, with certain of our stockholders whereby the stockholders will vote (or cause to be voted) in person or by proxy all shares of Xenogen common stock held by them in favor of the adoption of the merger agreement and against any competing transaction, and against any other proposal properly put to a vote of our stockholders that would be reasonably likely to result in or cause a breach of Xenogen’s representations and warranties set forth in the merger agreement. The stockholders that signed the voting agreements beneficially own approximately 37 percent of our outstanding shares of common stock as of March 1, 2006 and include certain of our executive officers and directors and entities affiliates with them.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for services rendered in connection with the audit of the consolidated financial statement for fiscal years 2005 and 2004 and for other services rendered during 2005 and 2004 on behalf of Xenogen and our subsidiaries, as well as all out-of-pocket costs incurred in connection with these services which have been billed to Xenogen:

	2005	2004
Annual Audit Fees	$658,112	$418,800
Audit Related Fees	$13,044	$921,000
Total Annual and Audit Related Fees	$671,156	$1,339,800
Non-Audit Fees
Tax Fees	$301,905	$226,839
All Other Fees	$222,700	—

Total Non-Audit Fees	$524,605	$226,839

Audit Fees. This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with statutory and regulatory filings.

Audit Related Fees. This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for fees disclosed under this category include services performed in connection with our July 2004 initial public offering and review of our S-8 registration statements.

Tax Fees. This category consists of professional services rendered by the independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees. This category consists of professional services rendered by Deloitte Consulting relating to the analysis of our contract research business in Cranbury, New Jersey.

Pre-Approval Policy. The Audit Committee pre-approves all auditing services and non-audit services not prohibited by law to be performed by our independent auditors. The Audit Committee also pre-approves all associated fees, except for de minimus amounts for non-audit services, which are approved by the Audit Committee prior to the completion of the audit. All of the services described in the table above were approved by the Audit Committee.

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

(3) Exhibits:

See Item 15(b) below.

(b)    Exhibits.

Exhibit Number	Description
3.1(2)	Amended and restated certificate of incorporation of the registrant

3.2(1)	Amended and restated bylaws of the registrant

4.1(1)	Form of specimen common stock certificate

4.2(6)	Warrant Purchase Agreement, dated as of August 2, 2005, between registrant and Partners for Growth, L.P.

4.3(6)	Warrant, dated as of August 2, 2005, issued by registrant to Partners for Growth, L.P.

4.4(7)	Form of warrant issued to investors on August 15, 2005

4.5(1)	Form of common stock warrant.

10.1(1)	1996 stock option plan

10.2(1)	Form of 2004 equity incentive plan

10.3(5)	Form of award agreement for 2004 equity incentive plan

10.4(1)	Form of 2004 director stock plan

10.5(5)	Form of restricted stock purchase agreement for 2004 director stock plan

10.6(5)	Director compensation policy

10.7(5)	Summary Sheet for Executive Cash Compensation

10.8(3)	Form of indemnification agreement between the registrant and each of its officers and directors

10.9(3)	Real estate lease agreement by and between the registrant and Alameda Real Estate Investments dated January 15, 1998 for 860 Atlantic Avenue, Alameda, California, together with Amendment No. 1 dated June 9, 1998, Amendment No. 2 dated November 28, 2000 and Amendment No. 3 dated January 30, 2003

Exhibit Number	Description
10.10(5)	Amendment No. 4 dated March 1, 2005 to real estate lease agreement by and between the registrant and Alameda Real Estate Investments dated January 15, 1998 for 860 Atlantic Avenue, Alameda, California

10.11(11)	Amendment No. 5 dated September 1, 2005 to real estate lease agreement by and between the registrant and Alameda Real Estate Investments dated January 15, 1998 for 860 Atlantic Avenue, Alameda, California

10.12	Amendment No. 6 dated November 28, 2005 to real estate lease agreement by and between the registrant and Alameda Real Estate Investments dated January 15, 1998 for 860 Atlantic Avenue, Alameda, California

10.13	Amendment No. 7 dated March 15, 2006 to real estate lease agreement by and between the registrant and Alameda Real Estate Investments dated January 15, 1998 for 860 Atlantic Avenue, Alameda, California

10.14(3)	Real estate lease agreement by and between the registrant and Alameda Real Estate Investments dated June 6, 2000 for 2061 Challenger Drive, Alameda, California, together with Amendment No. 1 dated November 28, 2000

10.15(5)	Amendment No 2. dated March 1, 2005 to Real estate lease agreement by and between the registrant and Alameda Real Estate Investments dated June 6, 2000 for 2061 Challenger Drive, Alameda, California

10.16(5)	Real estate lease agreement by and between the registrant and Alameda Real Estate Investments dated March 1, 2005, together with Addendum thereto

10.17(8)	Amendment No. 1 dated April 1, 2005 to Real estate lease agreement by and between the registrant and Alameda Real Estate Investments dated March 1, 2005

10.18(11)	Amendment No. 2 dated September 1, 2005 to Real estate lease agreement by and between the registrant and Alameda Real Estate Investments dated March 1, 2005

10.19(1)	Real estate lease agreement by and between the registrant and Cedar Brook II Corporate Center, L.P. dated August 1998 for 5 Cedar Brook Drive, Cranbury, New Jersey, together with Amendment No. 1 dated August 5, 1999

10.20(1)	Real estate lease agreement by and between the registrant and Duke-Weeks Realty Limited Partnership, dated February 22, 2000 for 2033 Westport Center Drive, Maryland Heights, Missouri

10.21(1)†	License agreement between the registrant and the Board of Trustees of the Leland Stanford Junior University, dated May 5, 2000

10.22(1)†	License agreement between the registrant (Xenogen Biosciences, formerly Embryogen, Inc.) and Ohio University, dated June 13, 1985 and amended July 1, 1991

10.23(1)†	Sublicense agreement between the registrant (Xenogen Biosciences, formerly DNX, Inc.) and GenPharm International, Inc., dated January 1, 1991 together with letter agreement amendment dated August 21, 1991

10.24(1)†	CCD camera manufacture and supply agreement between the registrant and Spectral Instruments, Inc., dated April 9, 2003

10.25(8)†	Addendum, dated April 22, 2005, to the CCD Camera Manufacture and Supply Agreement between registrant and Spectral Instruments, dated April 9, 2003

10.26(1)†	Commercial license agreement between the registrant and IRM, LLC (an affiliate of Novartis AG), dated July 12, 2000 and amended July 12, 2003 by the registrant and Novartis Institutes for BioMedical Research, Inc. (an affiliate of Novartis AG)

10.27(10) ††	Amendment No. 2 to Commercial License Agreement between the registrant and Novartis Institutes for BioMedical Research, Inc., dated October 4, 2005

10.28(1)†	License agreement between the registrant and Promega Corporation, dated March 20, 2003

10.29(1)†	Collaborative research agreement between the registrant (Xenogen Biosciences) and Pfizer, Inc., dated September 30, 2001 and amended January 21, 2002, September 29, 2003 and December 11, 2003

10.30(10)	Letter Agreement between registrant and Pfizer Inc extending Collaborative Research Agreement dated September 30, 2001

10.31(1)†	Collaborative research agreement between the registrant (Xenogen Biosciences) and Pfizer, Inc., dated December 28, 2000 and amended December 28, 2003

Exhibit Number	Description
10.32(10)	Letter Agreement between Registrant and Pfizer Inc extending Collaborative Research Agreement dated December 28, 2000

10.33(1)	Form of restricted stock purchase agreement between the registrant and Pamela Reilly Contag, Ph.D. and David W. Carter

10.34(1)†	Original equipment manufacturer agreement between the registrant and Andor Technology Limited, dated September 20, 2002

10.35(1)†	Supply agreement between the registrant and Biosynth International, Inc., dated December 31, 2001 and amended May 17, 2004

10.36(9)†	Amendment No. 1 to D-Luciferin Supply Agreement between registrant and Biosynth International, Inc. dated May 20, 2005

10.37(1)†	Distributor Agreement between the registrant and SC BioSciences Corporation, dated January 27, 2003

10.38(1)†	License Agreement between registrant and Taconic Farms, Inc., dated January 13, 2000 and amended July 1, 2002

10.39(1)†	Contract between the registrant (Xenogen Biosciences) and National Institute of Environmental Health Sciences, dated September 19, 2003

10.40(2)	Amendment No. 1 to contract between the registrant (Xenogen Biosciences and National Institute of Environmental Health Sciences, dated August 2, 2004.

10.41(10) ††	Amendment, dated October 7, 2005, to Contract between Xenogen Biosciences Corporation and The National Institute of Environmental Health Sciences dated September 19, 2003

10.42(6)	Amended and Restated Loan and Security Agreement, dated as of August 2, 2005, among registrant, Xenogen Biosciences Corporation and Silicon Valley Bank.

10.43(6)	Loan and Security Agreement, dated as of August 2, 2005, among registrant, Xenogen Biosciences Corporation and Partners for Growth, L.P.

10.44(12)	Severance Agreement between registrant and David W. Carter, dated January 11, 2006

10.45(12)	Change of Control Severance Agreement between registrant and Pamela R. Contag, Ph.D., dated January 11, 2006

10.46(12)	Registrant’s Change of Control Severance Policy

10.47(13)	Amendment No. 1 to registrant’s Change of Control Severance Policy

10.48(14)	Agreement and Plan of Merger dated February 10, 2006 by and among Caliper Life Sciences, Inc., Caliper Holdings, Inc. and registrant

10.49(14)	Form of Stock Purchase Warrant

10.50(14)	Form of Company Voting Agreement

10.51(14)	Form of Parent Voting Agreement

21.1	List of subsidiaries

23.1	Consent of independent registered public accounting firm

24.1	Power of attorney (contained on signature page)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sabanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibits to the registrant’s registration statement on Form S-1 (File No. 333-114152).
(2)	Incorporated by reference to exhibit from the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004.
(3)	Incorporated by reference to exhibits to the registrant’s registration statement on Form S-1 (File No. 333-114152), with the exception of the most recent amendment, dated March 1, 2005, which is filed hereto.
(4)	Incorporated by reference to exhibit from the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004.

(5)	Incorporated by reference to exhibits from the registrant’s annual report on Form 10-K for the fiscal year 2004.
(6)	Incorporated by reference to exhibits from the registrant’s current report on Form 8-K filed with the Commission on August 8, 2005.
(7)	Incorporated by reference to exhibits from the registrant’s current report on Form 8-K filed with the Commission on August 16, 2005.
(8)	Incorporated by reference to exhibit from the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005.
(9)	Incorporated by reference to exhibit from the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005.
(10)	Incorporated by reference to exhibit from the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.
(11)	Incorporated by reference to exhibits from the registrant’s current report on Form 8-K filed with the Commission on September 30, 2005.
(12)	Incorporated by reference to exhibits from the registrant’s current report on Form 8-K filed with the Commission on January 13, 2006.
(13)	Incorporated by reference to exhibits from the registrant’s current report on Form 8-K filed with the Commission on January 27, 2006.
(14)	Incorporated by reference to exhibits from the registrant’s current report on Form 8-K filed with the Commission on February 16, 2006.
†	Portions of this exhibit have been redacted and granted confidential treatment by the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2006.

XENOGEN CORPORATION

By:	/s/ David W. Carter
David W. Carter
Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David W. Carter and William A. Albright, Jr., and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ David W. Carter David W. Carter	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 22, 2006

/s/ William A. Albright, Jr. William A. Albright, Jr.	Senior Vice President, Finance and Operations and Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2006

/s/ Michael F. Bigham Michael F. Bigham	Director	March 22, 2006

/s/ Robert W. Breckon Robert W. Breckon	Director	March 22, 2006

/s/ Michael R. Eisenson Michael R. Eisenson	Director	March 22, 2006

/s/ William A. Halter William A. Halter	Director	March 22, 2006

/s/ E. Kevin Hrusovsky E. Kevin Hrusovsky	Director	March 22, 2006

/s/ Chris Jones Chris Jones	Director	March 22, 2006

/s/ Gregory T. Schiffman Gregory T. Schiffman	Director	March 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Xenogen Corporation:

We have audited the accompanying consolidated balance sheets of Xenogen Corporation and its subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Xenogen Corporation and its subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

March 23, 2006

San Francisco, California

XENOGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$20,478	$19,423
Short term investments	259	2,493
Accounts receivable—net of allowance for doubtful accounts of $801 and $738 and in 2005 and 2004, respectively	13,141	7,769
Inventory	3,601	4,175

Prepaid expenses and other current assets	2,037	1,293

Total current assets	39,516	35,153

Property and equipment—net	2,106	3,184
Purchased intangible assets—net	3	531
Restricted investments	—	50
Other noncurrent assets	1,204	1,020

Total assets	$42,829	$39,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,857	$2,564
Accrued compensation	2,298	1,998
Deferred revenue	9,739	8,638
Accrued restructuring charges	289	281
Loans payable—current portion	953	6,372
Capital lease obligations—current portion	1	18
Other accrued liabilities	3,368	1,211

Total current liabilities	20,505	21,082

Noncurrent liabilities:
Loans payable	8,099	1,053
Capital lease obligations	—	1
Deferred rent	358	605
Accrued restructuring charges	962	1,250

Total noncurrent liabilities	9,419	2,909

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2005 and 2004; 20,213,652 and 14,769,552 issued and outstanding at December 31, 2005 and 2004, respectively (Note 10)	20	15
Additional paid-in capital	200,172	186,110
Deferred stock-based compensation	(1,020)	(2,443)
Accumulated other comprehensive income (loss)	—	(21)
Accumulated deficit	(186,267)	(167,714)

Total stockholders’ equity	12,905	15,947

Total liabilities and stockholders’ equity	$42,829	$39,938

See notes to consolidated financial statements

XENOGEN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Product	$22,552	$16,411	$7,577
Contract	10,069	8,925	7,369
License	7,044	5,547	5,117

Total revenue	39,665	30,883	20,063

Cost of revenue:
Product (a)	14,370	10,820	4,385
Contract (a)	8,786	8,761	7,629
License (a)	1,225	909	729

Total cost of revenue	24,381	20,490	12,743

Gross margin	15,284	10,393	7,320

Operating expenses:
Research and development (a)	8,896	12,514	11,920
Selling, general and administrative (a)	22,210	16,654	10,890
Depreciation and amortization expenses	2,305	3,092	3,836
Restructuring charges	—	—	669

Total operating expenses	33,411	32,260	27,315

Loss from operations	(18,127)	(21,867)	(19,995)
Other income—net	71	593	43
Interest income	342	147	122
Interest expense	(839)	(650)	(717)

Net loss	(18,553)	(21,777)	(20,547)

Preferred stock dividends	—	—	(5,629)

Accretion of redeemable convertible preferred stock	—	—	(344)

Net loss attributable to common stockholders	$(18,553)	$(21,777)	$(26,520)

Weighted average number of common shares outstanding	16,777,965	7,295,321	782,638

Loss per share data (basic and diluted):
Net loss attributable to common stockholders	$(1.11)	$(2.99)	$(33.89)

___________
(a) Includes charges for stock-based compensation as follows:

Cost of revenue:
Product	$22	$391	$166
Contract	18	257	216
License	1	32	28

Total cost of revenue	41	680	410

Research and development	41	1,481	873

Selling, general and administrative	884	2,364	528

Total	$966	$4,525	$1,811

See notes to consolidated financial statements

XENOGEN CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stock- holders	Deferred Stock- Based Compensation	Other Accumulated Compre- hensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2002	3,062,604	$114,941	27,169	$1	547,716	$4	$17,218	$(111)	$(1,269)	$3	$(125,390)	$(109,544)
Issuance of restricted common stock and common stock to employees upon exercise of options, net of repurchases	—	—	—	—	67,606	—	21	—	—	—	—	21
Dividend on Series G redeemable convertible preferred stock	80,002	3,260	—	—	—	—	(3,260)	—	—	—	—	(3,260)
Accretion of redeemable convertible preferred stock	—	344	—	—	—	—	(344)	—	—	—	—	(344)
Issuance of Series AA convertible preferred stock and common stock, net of issuance cost of $379	—	—	6,013,443	42	401,158	3	21,468	—	—	—	—	21,513
Exchange of shares—cancellation of previous shares	(3,142,606)	(118,545)	3,378,154	23		—	118,519	—	—	—	—	118,542
Beneficial conversion in connection with issuance of Series AA convertible preferred stock	—	—	—	—	—	—	2,369	—	—	—	—	2,369
Deemed dividend to preferred stock in connection with issuance of Series AA convertible preferred stock	—	—	—	—	—	—	(2,369)	—	—	—	—	(2,369)
Stock-based compensation, net of cancellations	—	—	—	—	—	—	5,949	—	(4,167)	—	—	1,782
Stock-based compensation - nonemployee options	—	—	—	—	—	—	29	—	—	—	—	29
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(20,547)	(20,547)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(2)	—	(2)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(20,549)

Balance, December 31, 2003	—	$—	9,418,766	$66	1,016,480	$7	$159,600	$(111)	$(5,436)	$1	$(145,937)	$8,190

(Continued)

See notes to consolidated financial statements

XENOGEN CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stock- holders	Deferred Stock- Based Compensation	Other Accumulated Compre- hensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2003	—	—	9,418,766	$66	1,016,480	$7	$159,600	$(111)	$(5,436)	$1	$(145,937)	$8,190
Issuance of restricted common stock and common stock to employees upon exercise of options, net of repurchases	—	—	—	—	88,586	—	37	—	—	—	—	37
Conversion of preferred stock to common	—	—	(9,418,766)	(66)	9,418,766	9	57	—	—	—	—	—

Proceeds from stock offering	—	—	—	—	4,200,000	4	29,396	—	—	—	—	29,400

Expenses of stock offering	—	—	—	—	—	—	(4,517)	—	—	—	—	(4,517)
Issuance of common stock to directors	—	—	—	—	45,720	—	320	—	—	—	—	320
Forgiveness of loan	—	—	—	—	—	—	—	111	—	—	—	111
Stock-based compensation, net of cancellations	—	—	—	—	—	—	1,205	—	2,993	—	—	4,198
Stock-based compensation - nonemployee options	—	—	—	—	—	—	7	—	—	—	—	7
Adjust par value upon reverse stock split (Note 10)	—	—	—	—	—	(5)	5	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(21,777)	(21,777)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(22)	—	(22)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(21,799)

Balance, December 31, 2004	—	—	—	—	14,769,552	$15	$186,110	$—	$(2,443)	$(21)	$(167,714)	$15,947

(Continued)

See notes to consolidated financial statements

XENOGEN CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	Redeemable Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stock- holders	Deferred Stock- Based Compensation	Other Accumulated Compre- hensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2004	—	—	—	—	14,769,552	$15	$186,110	$—	$(2,443)	$(21)	$(167,714)	$15,947
Issuance of restricted common stock and common stock to employees upon exercise of options, net of repurchases	—	—	—	—	141,601	—	56	—		—	—	56

Proceeds from stock offering	—	—	—	—	5,154,640	5	14,995	—	—	—	—	15,000

Expenses of stock offering	—	—	—	—	—	—	(798)	—	—	—	—	(798)
Issuance of common stock to directors	—	—	—	—	140,000	—	640	—	(640)	—	—	—
Exercise of Warrants	—	—	—	—	7,859	—	—	—	—	—	—	—
Issuance of Warrants	—	—	—	—	—	—	266	—	—	—	—	266
Stock-based compensation, net of cancellations	—	—	—	—	—	—	(1,098)	—	2,063	—	—	965
Stock-based compensation - nonemployee options	—	—	—	—	—	—	1	—	—	—	—	1
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(18,553)	(18,553)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	21	—	21

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(18,532)

Balance, December 31, 2005	—	—	—	$—	20,213,652	$20	$200,172	$—	$(1,020)	$—	$(186,267)	$12,905

(Concluded)

See notes to consolidated financial statements

XENOGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(18,553)	$(21,777)	$(20,547)
Reconciliation of net loss to net cash used in operating activities:
Noncash stock-based compensation expense	966	4,525	1,811
Noncash interest expense related to warrants and other deferred financing charges	148	—	43
Amortization of investments	81	144	—
Loan forgiveness	—	153	—
Depreciation and amortization	2,305	3,092	3,836
Gain on disposal of fixed assets	—	—	458
Interest income	(426)	(223)	(151)
Changes in operating assets and liabilities:
Accounts receivable	(5,372)	(2,309)	(2,967)
Prepaid expenses and other assets	(426)	(113)	(550)
Inventory	541	(2,066)	(1,099)
Other noncurrent assets	17	(41)	36
Accounts payable	1,047	476	(61)
Accrued compensation and other liabilities	2,457	722	974
Deferred revenue	1,101	(1,280)	4,823
Accrued restructuring charges	(280)	(267)	(314)
Deferred rent	(247)	(80)	24

Net cash used in operating activities	(16,641)	(19,044)	(13,684)

Cash flows from investing activities:
Purchase of property and equipment	(489)	(824)	(1,147)
Proceeds from sale of property and equipment	69	130	964
Purchase of investments	—	(5,340)	(1,729)
Proceeds from maturities and sales of investments	2,225	5,851	2,285
Investment Interest	463	171	126
Unrealized gain (loss) on available for sale investments	—	(11)	—

Net cash provided by (used in) investing activities	2,268	(23)	499

Cash flows from financing activities:
Proceeds for stock offering, net of costs	14,202	24,883	—
Proceeds from stock option exercises, net of repurchases	56	37	21
Proceeds from issuance of convertible preferred stock	—	—	21,510
Borrowings from loans, net of costs	7,561	3,292	5,059
Repayment of loans	(6,373)	(2,184)	(6,063)
Capital lease payments	(18)	(57)	(44)

Net cash provided by financing activities	15,428	25,971	20,483

See notes to consolidated financial statements

	Years Ended December 31,
	2005	2004	2003
Net increase (decrease) in cash and cash equivalents	1,055	6,904	7,298
Cash and cash equivalents, beginning of year	19,423	12,519	5,221

Cash and cash equivalents, end of year	$20,478	$19,423	$12,519

Supplemental disclosure of cash flow information—cash paid for interest	$1,014	$650	$717

Supplemental disclosures of noncash investing and financing activities:
Purchase of property and equipment in trade accounts payable	$246	$—	$—

Warrants issued in conjunction with loans and equity issuances	$3,479	$—	$—

Stock dividends to redeemable convertible preferred stockholders	$—	$—	$5,629

Accretion of redeemable convertible preferred stock	$—	$—	$344

Exchange of shares to Series AA preferred stock and common stock	$—	$—	$118,542

See notes to consolidated financial statements

XENOGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation—Xenogen Corporation (the “Company”, “Xenogen”, “we”, “us” or “our”) was founded on August 1, 1995, as a life sciences company incorporated in the State of California. In September 2000, the Board of Directors approved the Company’s reincorporation in the State of Delaware. The reincorporation was approved by the State of Delaware on September 26, 2000.

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

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, Xenogen Biosciences Corporation, incorporated in the State of Ohio. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications—Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on net loss or losses per share, and related to the aggregating of cash versus non-cash interest income received from investments on the consolidated statement of cash flows.

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

Restricted Investments— We account for certain investments primarily comprised of money market funds and certificate of deposits as restricted investments in connection with lease agreements and loans.

Fair Value of Financial Instruments—The carrying amounts of our cash equivalents and investments approximate fair value due to their short maturities. Based on borrowing rates currently available to us for loans and capital lease obligations with similar terms, the carrying value of our debt obligations approximate fair value.

Inventories—Inventories are stated at the lower of cost or market. Cost is based on the first in, first out method.

Property and Equipment—Property and equipment including equipment held under capital leases are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets (five years for furniture and fixtures, and three years for laboratory and office equipment). Amortization of leasehold improvements is determined using the straight-line method over the shorter of useful life of the assets or the life of the lease. Equipment under capital leases is amortized over the lesser of its lease term or estimated useful life.

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

Impairment of Long-Lived Assets—We account for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed of (SFAS No. 121). We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In 2005, 2004 and 2003, we performed an evaluation of our long-lived assets and noted no impairment.

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

We generate revenue primarily from three sources: (1) sales of our IVIS Imaging Systems and associated accessories, (2) licenses for the use of our in vivo biophotonic imaging technology, transgenic animals and associated biological products to customers on a nonexclusive and nontransferable basis for the purposes of application in the fields of drug discovery and/or preclinical drug development research, and (3) performance of animal creation, customized phenotyping and compound profiling services.

Our IVIS Imaging System is composed of separate hardware and software components. The primary hardware (non-software) component is an enclosed ultra-sensitive CCD camera system. The primary software component (Living Image) enables the user to organize and view the image data. This software component is not considered essential to the functionality of the camera system as similar software is available from other vendors. We allocate revenue on the sale of its IVIS Imaging Systems between software and non-software related deliverables based on fair value as required by EITF 03-5, and revenue is recognized upon installation and customer acceptance.

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

Revenue from the sale of imaging system accessories is recognized upon delivery (i.e. transfer of title), as the functionality of accessories is not contingent upon installation due to the “plug and play” nature of the accessories. Revenue associated with follow-on technical services is recognized as the services are performed.

We grant time-based technology licenses to our commercial customers. The fees, net of any customer discounts, attributable to these time-based technology licenses are recognized as earned on a straight-line basis over the term of the license. We grant royalty-free technology licenses to academic and not-for-profit customers in connection with the sale of the imaging system. The IVIS Imaging System and related perpetual technology licenses are sold as a combined unit academic, not-for-profit customers and revenue is recognized upon installation of the combined unit.

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

Revenue relating to research and development agreements is recognized as the defined services are performed. Under these agreements, we are required to perform research and development activities as specified in each respective agreement. The payments received under these agreements are non refundable. Because services are performed ratably over the period, contract revenue attributable to fixed price contracts is recognized on a straight-line basis over the term of the contract provided that the payments are non-refundable and are based on an agreed upon schedule and the services are performed ratably over the term of the contract. Certain agreements may define specific milestones and the payments associated with each milestone. Such payments are recognized as revenue upon progress towards achievement of the milestone events on a percentage-of-completion basis, which approximates the portion for which we have no future performance obligations. Any payments received in advance of the completion of the milestone are recorded as deferred revenue and recorded as revenue on a percentage-of-completion basis.

Sales to distributors are recognized upon sale of the product by the distributor to the end user. Our arrangements with end customers that purchase our products through our distributors do not allow for product returns.

Accounts receivable allowances—While we have experienced some delinquency issues surrounding payment for products and services, we do not believe we have any significant collectibility issues as our sales to date have been mostly to large pharmaceutical companies and academic and research institutions. Consequently, we maintain limited allowances for doubtful accounts. We have not experienced significant credit loss from our accounts receivable, licenses, grants and collaboration agreements, and none are currently expected. We perform a regular review of our customer activity and associated credit risks and do not require collateral from our customers. We are currently fully reserved for Value Added Tax (VAT) for our sales in foreign countries where we are not VAT registered. We are undertaking the proper registration process in order to recover amounts relating to previous sales, but may not fully recover our reserve.

Product Warranty—In general, we provide customers with a one-year warranty for our IVIS Imaging System. We accrue for estimated warranty costs concurrent with the recognition of revenue. The initial warranty accrual is based upon our historical experience and is included in other current liabilities. The amounts charged and accrued against the warranty reserve are as follows (in thousands):

	2005	2004
Balance, beginning of year	$246	$131
Current year accruals	714	372
Warranty expenditures charged to accrual	(519)	(257)

Balance, end of year	$441	$246

Research and Development—Research and development costs are expensed as incurred and include costs associated with company sponsored, collaborative and contracted research and development activities. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities that conduct certain research activities on our behalf.

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

	2005	2004	2003
Dividend yield	—	—	—
Volatility	69%	32%	—
Risk-free interest rate	3.9%	3.5%	3.5%
Weighted average expected life (in years)	5	5	5

The weighted-average fair value of stock options granted in the years ended December 31, 2005, 2004, and 2003 were $3.36, $4.07 and $1.46, respectively. The minimum value basis for pricing options was used for all grants made prior to Xenogen becoming a publicly traded company in July 2004. For options granted after July 18, 2004 and up to December 31, 2004, an average stock volatility factor of 58% was utilized for valuation.

The following table summarizes relevant information as to reported results, with supplemental information as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders:	$(18,553)	$(21,777)	$(26,520)
Add employee stock-based compensation	968	4,518	1,782
Deduct stock-based compensation determined under the fair value based method for all awards, net of cancellations	(6,692)	(4,102)	(281)

Pro forma	$(24,277)	$(21,361)	$(25,019)

Basic and diluted net loss attributable to common stockholders loss per share:
As reported	$(1.11)	$(2.99)	$(33.89)
Pro forma	$(1.45)	$(2.93)	$(31.97)

In November 2005, all unvested stock options with an exercise price equal to or greater than $5.01 per share were accelerated and became fully vested at that time. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in conjunction with our adoption of SFAS No. 123, which we believe to be in the best interest of stockholders. The impact of the acceleration to stock-based compensation as determined under SFAS No. 123 was a $2.6 million expense increase in pro forma stock-based compensation for fiscal year 2005. The acceleration of these options under APB 25, and as reflected in the consolidated financial statements, resulted in a minor expense increase of $41,000 for the year ended December 31, 2005.

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

Loss Per Share—Basic net loss attributable to common stockholders per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period (excluding shares subject to repurchase or automatic forfeiture). Diluted net loss per share was the same as basic net loss attributable to common stockholders per share for all periods presented since the effects of any potentially dilutive securities are excluded as they are antidilutive due to our net losses.

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

We have not experienced significant credit loss from our accounts receivable, licenses, grants, and collaboration agreements, and none are currently expected. We perform a regular review of our customer activity and associated credit risks, and do not require collateral from our customers. Lastly, we generally require our international customers to secure any agreement with a letter of credit.

Our ability to sublicense imaging method patents to our customers in connection with the sale of our imaging products is dependent on the continuing validity of our exclusive license to these patents from a university.

We rely on several companies as the sole source for various materials used in our manufacturing process. Any interruption in the supply of these materials could result in our failure to meet customer demand.

Revenue from customers representing 10% or more of total revenue during 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Customer A	12%	16%	21%
Customer B	—	—	10%

Recent Accounting Pronouncements— In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1/124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. We are required to apply the guidance in this FSP to reporting periods beginning after December 15, 2005. We expect that the adoption of this FSP will not have a significant effect on our financial condition or results of operation.

In June 2005, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” to provide additional guidance with regard to the application of lease term under Paragraph 9 of FASB Statement No. 13, Accounting for Leases, which indicates that for the purposes of lease classification, a lease term cannot be changed unless either: (a)

modifications of lease provisions result in the lease being considered a new agreement or (b) extension or renewal beyond the existing lease term occurs. The consensus position reached was that an amortization period for a leasehold improvement would be based on the shorter of asset life or lease term, including renewals that are reasonably assured. We expect that the adoption of this Issue and the related FASB Staff Positions (FSP’s) will not have a significant effect on our financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We expect that the adoption of SFAS No. 154 will not have a significant effect on our financial condition or results of operations.

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

In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment”. This statement requires that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. In April 2005, the Securities and Exchange Commission adopted a rule amendment that delayed the compliance dates for SFAS 123(R), and as such, we have adopted this statement on January 1, 2006.

The effects of the adoption of SFAS 123(R) will result in significant, although non-cash, stock-based compensation expense. Although the pro forma effects of applying original SFAS 123 in this note to the consolidated financial statements may be indicative of the effects of adopting SFAS 123(R), the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123(R) are dependent on numerous factors including, but not limited to, the valuation model chosen by us to value stock-based awards, the assumed award forfeiture rate, the accounting policies adopted concerning the method of recognizing the fair value of awards over the service period, and the transition method chosen for adopting SFAS 123(R).

We have elected to adopt the modified prospective application transition approach for implementing the provisions of SFAS 123(R). Under this method, stock compensation expense will be applied to unvested stock options as of January 1, 2006, on a prospective basis, without any restatement of prior period expense. In addition, we will continue to use the Black-Scholes model for the valuation of our stock-based awards consistent with our pro forma results effects of applying the original SFAS 123. The option life and forfeiture assumptions that we use under SFAS 123(R) will change as underlying stock option data is refined. The valuation assumptions, given stock option data refinements, may differ in material respects from those disclosed in the pro forma effects under the original SFAS 123 disclosed previously in this note to the consolidated financial statements. The following table reflects an estimate of future stock-based compensation related to our unvested stock-based awards as of December 31, 2005 under SFAS 123(R).

These future charges may not be indicative of actual stock-based compensation expense given possible future changes in valuation assumptions and stock option granting activity.

Estimated Stock-Based Compensation Expense For the Year	Amount
2006		$0.8 million
2007		$0.4 million
2008		$0.1 million
2009	< $	0.1 million

The amount of stock-based compensation over this future period would have been $0.6 million lower had the current intrinsic value method been applied to our December 31, 2005 unvested stock-based awards.

In November 2004, the FASB issued SFAS Statement No. 151, “Inventory Costs—An amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, SFAS No. 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. We expect that the adoption of SFAS No. 151 will not have a significant effect on our financial condition or results of operations.

In November 2004, the EITF reached a final consensus on Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in Determining Whether to Report Discontinued Operations” A number of issues have arisen in practice in applying the criteria in paragraph 42 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Those issues involve determining: (a) which cash flows should be taken into consideration when assessing whether the cash flows of the disposal component have been or will be eliminated from the ongoing operations of the entity, (b) the types of involvement ongoing between the disposal component and the entity disposing of the component that constitute continuing involvement in the operations of the disposal component, and (c) the appropriate (re)assessment period for purposes of assessing whether the criteria in paragraph 42 have been met. We expect that the adoption of this Issue and the related FSP’s will not have a significant effect on our financial condition or results of operations.

In April 2004, the FASB issued FSP FAS No. 129-1, “Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities” to provide disclosure guidance for contingently convertible securities. We adopted the disclosure provisions in the second quarter of 2004 as they applied to the convertible notes issued in March 2003. The adoption of FSP FAS No. 129-1 did not have a material impact on our financial condition or results of operations.

In a recent EITF meeting, EITF Issue No. 04-08, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share,” was discussed. The tentative conclusion was that shares available under contingently convertible debt should be included in diluted earnings per share or EPS, in all periods, except when inclusion is anti-dilutive, regardless of whether the contingency is met and regardless of whether the market price contingency is substantial. We do not expect the adoption of this Issue to have an effect on our financial condition or results of operations as we currently have no contingently convertible debt outstanding.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN No. 46R). FIN No. 46R expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans and receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Previously, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46R changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. We do not have any variable interest entities and the adoption of FIN No. 46R had no impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) certain financial instruments that embody obligations. Financial instruments within the scope of SFAS No. 150 shall be initially measured at fair value and subsequently revalued with changes in value being reflected in interest cost. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Restatement is not permitted. The adoption of SFAS No.150 did not have a significant impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133 for decisions made as part of the Derivative Implementation Group process that effectively required amendments to SFAS No. 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues that have been raised in relation to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Also, the provisions of SFAS No. 149 that relate to SFAS No. 133 implementation issues that have been effective for fiscal years that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, provisions of this statement related to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have a significant impact on our consolidated financial statements.

2. Purchased Intangible Assets

The components of identifiable intangible assets are as follows (in thousands):

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,019	$(3,016)	$3

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$3,019	$(2,488)	$531

Amortization expense related to identifiable intangible assets for the years ended December 31, 2005, 2004 and 2002 was $528,000, $603,000, and $603,000, respectively. Purchased intangible assets had estimated useful lives of two to five years.

3. Restructuring Charges

In September 2002, we implemented a restructuring program (Restructuring Plan) to bring our expenses more in line with revised revenue and cash flow projections. This plan included the closure of the St. Louis facility related to the facility’s remaining lease obligation of $2,108,000. We recorded the remaining obligation on the St. Louis facility as a restructuring charge in accordance with Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and Staff Accounting Bulletin 100, Restructuring and Impairment Charges.

The following table depicts the restructuring activity during fiscal years ended December 31, 2005 and 2004 (in thousands):

Vacated Facilities
Accrued restructuring charges:
Ending balance, December 31, 2003	$1,798

Expenditures	(267)

Ending balance, December 31, 2004	1,531
Expenditures	(280)

Ending balance, December 31, 2005	$1,251

At December 31, 2005 and 2004, we recorded approximately $289,000 and $281,000, respectively, as current accrued restructuring charges and approximately $ 962,000 and $1,250,000, respectively, as noncurrent accrued restructuring charges in the consolidated balance sheets.

We expect to pay the accrued lease obligations over the remaining term of the lease, which terminates in 2010.

The restructuring charge in 2003 was the result of further reductions in workforce, primarily with respect to our research activities. The termination costs associated with the 2003 restructuring amounted to $669,000 and were expensed in that year.

4. Short-Term and Restricted Investments

We invest our excess cash in debt instruments of financial institutions and corporations with strong credit ratings. We have established guidelines relative to diversification and maturities with the objective of reducing risk and maximizing liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not experienced any material losses on our investments. At December 31, 2005, all of our investments had a contractual maturity of one year or less.

The following is a summary of our short-term and restricted investments, accounted for as available-for-sale securities (in thousands):

	Available-for-Sale Securities
	Cost	Gross Unrealized Gains(Losses)	Estimated Fair Value
December 31, 2005 :
Certificates of deposit	$259	$—	$259
Corporate debt securities	—	—	—

Total	$259	$—	$259

December 31, 2004 :
Certificates of deposit	$254	$—	$254
Corporate debt securities	2,310	(21)	2,289

Total	$2,564	$(21)	$2,543

At December 31, 2004, approximately $50,000 held in certificates of deposit and money market funds represented restricted investments in connection with a loan and was recorded as restricted investments on the consolidated balance sheet. At December 31, 2005, there were no restricted investments.

5. Inventory

Inventories consisted of the following (in thousands) at the periods indicated below:

	December 31,
	2005	2004
Raw materials	$1,861	$2,274
Work-in-Progress	1,210	1,238
Finished Goods	530	663

	$3,601	$4,175

Beginning in the first quarter of 2005, the capitalization of indirect facility costs was based on facility space use. Prior to January 1, 2005, the allocation of indirect facility costs to inventory was based on labor hours. We feel the change in estimate for allocating facility space use more closely approximates the actual use of space for production activity. The change in the facility cost allocation resulted in a $1.9 million decrease to inventoriable costs for the year ended December 31, 2005 over 2004, with a corresponding increase in operating expenses for this period. Of the $1.9 million, $1.7 million reduced cost of product sales for the year ended December 31, 2005 with the balance of $0.2 million still reflected in inventory as of December 31, 2005.

6. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Furniture and office equipment	$4,001	$3,904
Laboratory equipment	9,077	9,074
Leasehold improvements	4,750	4,374

	17,828	17,352
Less accumulated depreciation and amortization	(15,722)	(14,168)

	$2,106	$3,184

Depreciation expense was approximately $1,777,000, $2,487,000 and $3,232,000 at December 31, 2005, 2004, and 2003, respectively.

During 2003, we sold a corporate house and its furnishings resulting in a loss of $308,000. This loss was included in other income, net.

The cost of assets held under capital leases included in fixed assets was approximately $263,000 at both December 31, 2005 and 2004. Accumulated amortization of assets held under capital leases was approximately $261,000 and $243,000 at December 31, 2005 and 2004, respectively.

7. Loans Payable and Capital Lease Obligations

Loans payable at December 31, 2005 and 2004 consist of the following (in thousands):

	Interest Rate	Payment Term	Repayment Schedule	Due Date	December 31,
					2005	2004
Bank of America	7.88%	Principal & interest	Monthly	2005	$—	$42
Silicon Valley Bank	5.50% (original) - 8.28% (amended)	Interest only	Monthly, Principal at maturity	2007	8,000	5,000
GE Capital loans	9.28-9.94%	Principal & interest	Monthly	2006-2007	1,052	2,383

Total					$9,052	$7,425

The weighted average interest rate on loans for the year ended December 31, 2005 and 2004 was 9.06% and 8.25%, respectively.

Capital lease obligations at December 31, 2005 and 2004 consist of the following (in thousands):

	Interest Rate	Payment Term	December 31,
			2005	2004
Ford	6.90-7.90%	Principal & interest	$1	$8
Dell	6.42%	Principal & interest	—	8
CM Financial	11.46-11.48%	Principal & interest	—	3

Total			$1	$19

On August 2, 2005, we entered into an Amended and Restated Loan and Security Agreement (the SVB Loan Agreement) with our subsidiary Xenogen Biosciences Corporation (XBC) and Silicon Valley Bank (SVB). We also entered into a Loan and Security Agreement, dated as of August 2, 2005 (the PFG Loan Agreement), with XBC and Partners for Growth, L.P. (PFG).

The SVB Loan Agreement amends and restates a Loan and Security Agreement entered into between Xenogen and SVB on September 10, 2003, as amended (the Original Agreement), and provides for revolving borrowings of up to $13.0 million. Up to $2.0 million of the availability under the SVB Loan Agreement may be used for letters of credit and cash management services. All borrowings under the Original Agreement of $5.8 million were consolidated into the SVB Loan Agreement and have been applied against the amount available under the SVB Loan Agreement. Loans under the SVB Loan Agreement mature on August 2, 2007 and bear interest at a floating rate equal to the greater of SVB’s prime rate plus 150 basis points or 5.5%.

The SVB Loan Agreement contains restrictions on our ability to, among other things, dispose of assets, undertake mergers or acquisitions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. It also requires us to maintain a “remaining months” liquidity ratio of at least 4:1 until October 31, 2005 and at least 6:1 thereafter. The remaining month’s liquidity ratio consist of a ratio of our cash and cash equivalents plus 80% of eligible accounts receivable less amounts outstanding under the SVB Loan Agreement, to net income plus depreciation and amortization for the three-month period most recently ended. The SVB Loan Agreement also provides that if our modified quick ratio drops below 2:1, a new form of loan agreement attached as exhibit to the SVB Loan Agreement will become applicable and our borrowings will be limited to the lesser of $13.0 million or 80% of the amount of our eligible accounts receivable. Our modified quick ratio is defined as the ratio of our unrestricted cash and cash equivalents plus eligible accounts plus availability under the PFG Loan Agreement to outstanding loans and other extensions of credit under the SVB Loan Agreement. The SVB Loan Agreement contains events of default that include, among other things, non-payment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross-defaults, unpaid judgments, inaccuracy of representations and warranties and events constituting a change in control.

As of December 31, 2005, we had borrowed $8.0 million under the SVB Loan Agreement and utilized an additional $0.8 million towards certain real estate letters of credit, leaving us $4.2 million in potential borrowings under the SVB Loan Agreement subject to the restrictions discussed above. As of December 31, 2004, we had borrowed $5.0 million under the Original Agreement and utilized an additional $0.8 million toward certain real estate letters of credit, leaving us $1.2 million of availability under the Original Agreement.

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

In connection with the PFG Loan Agreement, on August 2, 2005, we entered into a Warrant Purchase Agreement under which we issued a Warrant to PFG. Following a share and price adjustment pursuant to the terms of the Warrant, the Warrant is exercisable for 222,680 shares of our common stock at an exercise price of $2.91 per share. As of December 31, 2005, 111,340 of these Warrant shares were exercisable. The number of shares for which the Warrant is currently exercisable will increase by 4,639 at the end of each month during which a loan is outstanding under the PFG Loan Agreement. If no loans are outstanding during a calendar month, the total number of shares of our common stock for which the Warrant may be exercisable will be reduced by 4,639. No loans were outstanding under the PFG Loan Agreement since inception of the agreement through December 31, 2005. The Warrant may be exercised by making a cash payment or through a cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the

Warrant being exercised. The Warrant expires on August 1, 2012. The non-contingent portion of the Warrant, or 111,340 shares, was valued at approximately $266,000 and recorded as deferred interest to be amortized to expense over the PFG loan term of 24 months. The Warrant was valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.2%, a contractual term of 7 years, zero dividend yield, and a volatility factor of 80.2%. The portion of the Warrant that was contingent was not valued.

Debt financing, legal and other expenses associated with the SVB and PFG loan agreements were capitalized as deferred interest and debt costs inclusive of the fair market value of the PFG Warrant above. The total amount capitalized was approximately $731,000 and will be amortized to expense over 24 months corresponding to the term of both the SVB and PFG agreements. As of December 31, 2005, approximately $175,000 of the deferred fees was amortized as interest.

At December 31, 2005 and 2004, we were in compliance with financial covenants under the SVB Loan Agreement and Original Agreement, as applicable. At December 31, 2005, we were in compliance with financial covenants under the PFG Loan Agreements.

Under the terms of the secured loan with Bank of America, we are required to restrict the use of cash equivalent to its outstanding loan amount. We cannot withdraw funds from the deposit account without prior written consent of the bank. The obligation remaining at December 31, 2004 was $42,000 and was fully paid in 2005. We were in compliance with the underlying debt covenants while the obligation was outstanding.

Our equipment lines with other lenders are secured by the financed equipment.

The aggregate amount of required future payments on loans payable and capital leases at December 31, 2005, is as follows (in thousands):

	Loans Payable	Capital Leases
2006	$1,724	$1
2007	8,522	—

Total minimum payments	10,246	1
Less amount representing interest	(1,194)	—

Present value of minimum payments	9,052	1
Current portion	(953)	(1)

Long-term portion	$8,099	$—

Future minimum payments under the SVB Loan Agreement are assumed at a 9.0% per annum rate.

8. Commitments and Contingencies

Operating Leases—We lease certain real property under non-cancelable operating lease agreements in Alameda and Mountain View, California; Cranbury, New Jersey; and St. Louis, Missouri. These leases expire at various dates between 2006 and 2011 and have extension options of between one and five years.

The following is a schedule of minimum rental commitments under operating lease agreements as of December 31, 2005 (in thousands):

Years Ending December 31,
2006	$3,676
2007	3,618
2008	3,718

Years Ending December 31,
2009	3,183
2010	1,347
Thereafter	212

$15,754

During the years ended December 31, 2005, 2004 and 2003, we incurred rent expenses of approximately $3,500,000, $3,919,000 and $3,729,000, respectively.

On March 2, 2005, we concurrently entered into two amendments to our existing real estate operating leases for our two facilities in Alameda, California and one new real estate operating lease for a new facility in Alameda, California. One amendment extends the term of the lease for our facility at 2061 Challenger Drive for an additional five years commencing on March 1, 2006 and ending February 28, 2011, and the other amendment to the lease for our facility at 860 Atlantic Avenue provides for and requires the early relocation from this facility to our new facility. The new real estate lease for our new facility at 850 Marina Village Parkway is for approximately five years and ten months with two options to extend the term each for an additional five-year period. These new lease amendments and agreements did not increase our overall minimum rental commitments under operating lease agreements.

On April 4, 2005, Xenogen and Alameda Real Estate Investments, a California limited partnership (“Landlord”) entered into Amendment No. 1 to the lease for our facility at 850 Marina Village Parkway (the “Amendment”). The Amendment expands the premises subject to the lease to include the entire 850 Marina Village Parkway building consisting of approximately 40,498 square feet. The Amendment also provides for an additional tenant improvement allowance of $104,900, and revises the base monthly rent to range from $39,283 to $45,855. As of December 31, 2005, we had not moved into the 850 Marina Village Parkway building, and we had not commenced construction on the interior of the facility. Under our real property lease agreements for our facilities in Alameda, California, our overall square footage in Alameda, California is approximately 120,600 square feet.

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

Purchase Commitments—We had various purchase order commitments totaling approximately $4.0 million as of December 31, 2005.

Legal Proceedings— On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer sought unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. See note 18 for a description of our agreement with AntiCancer to settle this lawsuit.

On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents, 5,650,135, is invalid. On May 10, 2005, we filed our answer to AntiCancer’s amended complaint. We denied all of AntiCancer’s allegations and asserted various affirmative defenses, including our position that AntiCancer’s patents, including some of the patents cited in its complaint, and patent claims relating to in vivo imaging of fluorescence are invalid. We are vigorously defending ourselves against AntiCancer’s claims and believe AntiCancer’s complaint is without merit. Concurrent with filing our answer to AntiCancer’s complaint, we filed our own counterclaims against AntiCancer. Our counterclaims allege that AntiCancer infringes two of our U.S. patents, 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before AntiCancer’s patents cited in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. We intend to vigorously pursue our claims against AntiCancer. The court has scheduled the Markman hearing for June 13, 2006 through June 15, 2006, and the trial is scheduled to begin in May 2007.

At this time, we are not able to determine the outcome of the patent infringement lawsuit. Even if we prevail in this lawsuit, the defense of this lawsuit or similar lawsuits will be expensive and time-consuming and may distract our management from operating our business.

From time to time we are involved in litigation arising out of claims in the normal course of business. Based on the information presently available, management believes that there are no other claims or actions pending or threatened against us, the ultimate resolution of which will have a material adverse effect on our financial position, liquidity or results of operations, although the results of litigation are inherently uncertain, and adverse outcomes are possible.

Other Contingencies— We are currently discussing with Stanford the scope of products that we sell which are subject to the royalty provisions of our Stanford license agreement. As a result of these discussions, we may amend the license agreement to change the royalties we pay to Stanford for future product sales. The amendment may also include the payment of back royalties to Stanford for products we have already sold. We have not discussed with Stanford the specific terms and conditions of an amendment or the amount of any back royalty payments nor has Stanford made a demand for a payment of a specific back royalty amount. Accordingly, we have not accrued for any such payments in our 2005 financial statements. If back royalties are owed to Stanford, we do not believe that they would exceed $371,000 for products sales through December 31, 2005. We do not believe we owe Stanford any back royalties under the license agreement for prior product sales.

9. Redeemable Convertible Preferred Stock

In April and July of 2003, we issued approximately six million shares of Series AA convertible preferred stock at $3.64 per share, raising net proceeds of approximately $21.5 million. The six million shares issued in the financing includes approximately 3.4 million shares of Series AA convertible preferred stock and 400,000 shares of common stock that we issued to then existing stockholders in exchange for cancellation of 3.2 million shares of all other outstanding series of redeemable and convertible preferred stock. In connection with the issuance of Series AA convertible preferred stock, we also exchanged outstanding warrants to purchase previously issued series of preferred stock for approximately 369,000 warrants to purchase shares of Series AA convertible preferred stock and 8,000 warrants to purchase common stock. In accordance with EITF Issue No. 00-27, Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments (EITF Issue No. 00-27), we recorded an aggregate deemed dividend charge of $2,369,000 in 2003, representing the aggregate beneficial conversion feature.

In connection with the completion of the initial public offering on July 21, 2004, all 9,418,766 shares of convertible preferred stock were automatically converted into 9,418,766 shares of common stock.

Convertible preferred stock is issuable in series, with rights and preferences. The number of convertible preferred shares authorized for future issuance at December 31, 2005 and 2004 was 5,000,000 shares, none of which has been designated. There were no convertible preferred shares issued and outstanding as of December 31, 2005 or 2004.

10. Stockholders’ Equity

Equity Financing under August 2005 Securities Purchase Agreement – On August 11, 2005, we entered into a Securities Purchase Agreement (the SPA) with certain institutional accredited investors who have acquired, in the aggregate, 5,154,640 shares of common stock, par value $0.001, at a price of $2.91 per share. The aggregate gross consideration received for the common stock was $15,000,002, with net proceeds of $14,202,161 after issuance costs of $797,841. Investment options for the net proceeds are being contemplated, and as such, the proceeds were deposited into operating cash. The investors also received warrants to purchase up to an additional 1,546,392 shares of our common stock. The warrants have a term of five years and are exercisable beginning six months after August 15, 2005 with an exercise price equal to $3.29 per share. The fair market value of the warrants was approximately $3.2 million and was allocated from the aggregate proceeds of the financing to the warrants. The warrants were classified as additional paid-in capital. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.15%, a contractual term of five years, zero dividend yield, and a volatility factor of 80.2%.

Pursuant to the SPA, we have agreed to indemnify the Purchasers, their affiliates and agents, against certain liabilities, including liabilities under the Securities Act of 1933, as amended. We have also agreed to register for re-sale the common stock, including the common stock issuable upon exercise of the warrants. The registration statement on the Purchasers’ shares was declared effective by the SEC on November 10, 2005. Five of the Purchasers are entities related to Abingworth Management Ltd. (Abingworth) and one of the Purchasers is an entity related to Harvard Private Capital Holdings, Inc. (Harvard). Abingworth and Harvard are currently stockholders of Xenogen. One member of our Board of Directors is affiliated with Abingworth and one member of our Board of Directors is affiliated with Harvard. We retained Thomas Weisel Partners LLC as the sole placement agent in connection with the financing. We incurred $0.8 million in placement agent, legal and other financing costs associated with the equity financing.

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

Note Receivable from Stockholders - During 1998, we issued 88,642 shares of common stock to officers in exchange for full recourse notes receivable of approximately $111,000, at an interest rate of 6% per annum. The notes, initially due at the earlier of December 31, 2002 or cessation of employment, were amended to become due at December 31, 2004 or cessation of the employment. Shares were fully vested at December 31, 2003.

On March 5, 2004, our board of directors passed a resolution to forgive outstanding notes receivable, including accrued interest contingent upon the filing of a registration statement with the Securities and Exchange Commission on Form S-1 for an initial public offering before November 1, 2004. As this filing occurred on April 2, 2004, the notes were forgiven and a variable accounting stock-based compensation charge of $0.8 million was recorded as part of general and administrative expense and cost of sales for the for the year ended December 31, 2004.

11. Stock-Based Compensation

Common Stock - Common stock issued to certain employees of the Company upon the early exercise of options and issuance of restricted stock is subject to right of repurchase which lapses over vesting periods. At December 31, 2005 and 2004, 6,839 and 12,499 shares were subject to repurchase at a weighted-average price per share of $0.52 and $0.48, respectively.

Reserved Shares - As of December 31, 2005 and 2004, Xenogen has reserved shares of common stock for future equity awards and exercise of outstanding stock options and warrants as follows:

	2005	2004
Stock options	2,948,068	2,698,502
Warrants	2,110,698	395,483

	5,058,766	3,093,985

Note Receivable from Stockholders – In 1998, we issued 88,642 shares of common stock to officers in exchange for full recourse notes receivable of approximately $111,000. The shares were fully vested at December 31, 2003. The valuation of the Note Receivable is described in Note 10 to the consolidated financial statements.

Warrants- In connection with our August 2005 equity financing, we issued to the investors warrants to purchase 1,546,392 shares of our common stock on August 15, 2005. The warrant terms are described in Note 10 to the consolidated financial statements.

In connection with the PFG Loan Agreement, on August 2, 2005, we entered into a Warrant Purchase Agreement under which we issued a Warrant to PFG. The Warrant is exercisable for 222,680 shares of our common stock at an exercise price of $2.91 per share. The warrant terms are described in Note 7 to the consolidated financial statements.

In connection with a debt financing in 2002, we issued warrants to purchase 3,141 shares of Series G preferred stock at an exercise price of $40.74 per share. In the accompanying consolidated financial statements, these warrants were valued at approximately $24,000 and recorded as discount to debt to be amortized to expense over the loan’s repayment period of 36 months from the date of withdrawal. The assumptions used in calculating the fair value were as follows: a risk-free interest rate of 3.85%, a contractual term of seven years, 8% dividend yield, and a volatility factor of 75%. In 2003, upon issuance of the Series AA convertible preferred stock, these warrants were converted to warrants to purchase Series AA convertible preferred stock and common stock. Upon completion of our IPO, warrants to purchase Series AA convertible preferred stock were converted to common stock warrants. At December 31, 2005 and 2004, these warrants were still outstanding.

In connection with the issuance of Series G redeemable convertible preferred stock in 2001 and 2002, we granted warrants to purchase 344,760 and 13,463 shares of Series G redeemable convertible preferred stock, respectively, with an exercise price of $40.74 per share to the investors. Approximately $2.0 million and $77,000, respectively, of the aggregate proceeds were allocated to the fair value of warrants issued. These warrants were valued using the Black-Scholes method with the following assumptions: a 3% risk-free interest rate, an 8% dividend yield, an expected life of 10 years and a volatility factor of 65%. In 2003, upon issuance of the Series AA convertible preferred stock, these warrants were converted to warrants to purchase Series AA convertible preferred stock and common stock. Upon completion of our IPO, warrants to purchase Series AA convertible preferred stock were converted to common stock warrants. At December 31, 2005 and 2004, 304,368 and 358,223 warrant shares were still outstanding related to the issuance.

In connection with a debt financing in 2001, we issued warrants to purchase 3,589 shares of Series G convertible preferred stock at an exercise price of $40.74 per share. In the accompanying consolidated financial statements, these warrants were valued at approximately $20,000 and recorded as discount to debt to be amortized to expense over the loan’s repayment period of 36 months from the date of withdrawal. The assumptions used in calculating the fair value were as follows: a risk-free interest rate of 4%, a contractual term of 10 years, 8% dividend yield, and a volatility factor of 65%. In 2003, upon issuance of Series AA convertible preferred stock, these warrants were converted to warrants to purchase Series AA convertible preferred stock and common stock. Upon completion of our IPO, warrants to purchase Series AA convertible preferred stock were converted to common stock warrants. At December 31, 2005 and 2004, these warrants were still outstanding.

In connection with extensions in amounts available under one of the financing arrangements in 2000, we granted a lender warrants to purchase 1,580 and 2,576 shares of common stock at an exercise price equal to $15.82 and $40.74 per share, respectively. At December 31, 2005 and 2004, these warrants were still outstanding.

In connection with a financing in 1999, we granted a lender warrants to purchase 6,320 shares of common stock at an exercise price equal to $15.82 per share. At December 31, 2005 and 2004, these warrants were still outstanding.

In connection with a debt financing in 1998, we issued warrants to purchase 8,021 shares of common stock at an exercise price equal to $12.46 per share. At December 31, 2005 and 2004, these warrants were still outstanding.

In connection with the issuance of convertible notes payable in 1997, we granted warrants to purchase 12,033 shares of Series C redeemable convertible preferred stock with an exercise price of $12.46 per share to an officer and a stockholder. In 2003, upon the issuance of Series AA convertible preferred stock, these warrants were converted to warrants to purchase Series AA convertible preferred stock and common stock. Upon completion of our IPO, warrants to purchase Series AA convertible preferred stock were converted to common stock warrants. At December 31, 2005 and 2004, these warrants were still outstanding.

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

On December 1, 2003, we issued options covering 281,332 shares of its common stock pursuant to an option exchange program, initiated in May 2003. Pursuant to the terms of the option exchange program, eligible optionees were offered the opportunity to exchange outstanding options to purchase our common stock with an exercise price of $0.70 or more for options to purchase our common stock that would be issued at least six months and one day following the cancellation date of the exchanged options with an exercise price equal to the fair market value of such common stock on the date of grant, subject to the optionee continuing to provide services to us through the grant date of the new options. The vesting provisions of the original options would carry over to the newly issued options. We have evaluated this transaction in the context of guidance in EITF 00-23, “Issues Related to the Accounting For Stock Compensation Under APB Opinion No. 25” and FASB Interpretation No. 44, and have concluded that the reissued options require variable accounting treatment because they were granted with an exercise price less than the fair market value of the underlying common stock at the date of grant. The effect of this variable accounting on the financial statements was a credit to expense of approximately $0.7 million for 2005, and a charge to expense for 2004 and 2003 of $0.1 million and $1.6 million, respectively.

In April 2004, the 1996 Plan was amended where by no additional shares would be granted out of the 1996 Plan upon the creation of the 2004 Equity Incentive Plan (2004 Plan), which became effective upon the closing of our initial public offering in July 2004. Under the amendment, any shares returned to the 1996 Plan resulting from repurchases or termination of options would be reauthorized under the 2004 Plan. Given the amendment, there were no authorized shares available for future grant issuance under the 1996 Plan at December 31, 2005 and 2004.

2004 Equity Incentive Plan - In April 2004, our board of directors adopted our 2004 Plan. The 2004 Plan, which was approved by our stockholders in May 2004, became effective upon the completion of our initial public offering in July 2004. The 2004 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to employees, and for the grant of nonstatutory stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees, directors and consultants. The 2004 Plan will automatically terminate in 2014 unless terminated sooner at the discretion of management with the approval of our board of directors. A total of 1,000,000 shares of our common stock for issuance pursuant to the 2004 Plan plus any shares returned to our 1996 Plan on or after July 2004 as a result of termination of options or the repurchase of unvested shares issued under the 1996 Plan. In addition, the 2004 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning on January 1, 2005 through and including January 1, 2009, equal to the lesser of: 3% of the outstanding shares of our common stock on the first day of the fiscal year; 900,000 shares; or such other amount as our board of directors may determine. Pursuant to the terms of the 2004 Plan, the compensation committee of our board of directors approved an increase in the number of shares reserved for issuance under the 2004 Plan by 443,086 shares; these shares were added to the 2004 Plan during the first quarter of 2005. During 2005 and 2004, a total of 1,115,089 and 61,168 equity awards, net of cancellations, were issued to various employees and consultants, respectively. As of December 31, 2005 and 2004, 419,433 and 964,968 shares were available for future grant, respectively, including reauthorizations from cancellations and repurchases under the 1996 Plan of 126,468 and 26,136 shares in 2005 and 2004, respectively.

Non- Statutory Stock Option Grant- In July 2004, a non-statutory stock option was granted to an executive officer for 200,000 shares of common stock with vesting over a four-year period. This grant resulted in deferred compensation of $0.1 million. We recorded stock-based compensation expense of $47,000 and $25,000 for the year ended December 31, 2005 and 2004, respectively.

Summary of All Stock Option Plans

In connection with the stock options granted during the year ended December 31, 2005 and 2004, we recorded deferred compensation of $640,000 and $1,115,000, respectively, which represents the difference between the option exercise price and the deemed fair market value of the common stock determined for financial reporting purposes on the grant date. The deferred compensation will be recognized as an expense over the vesting period of the underlying stock options in accordance with the method described in FASB Interpretation APB Opinion No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB No. 15 and 25).” We recorded stock-based compensation expense of $966,000 and $4,525,000 for the year ended December 31, 2005 and 2004, respectively.

A summary of our stock option activity and related information from January 1, 2003 to December 31, 2005 is as follows:

	Shares Available for Future Grants	Outstanding Options
		Shares	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2002	130,541	400,562	$ 1.26–$21.00	$11.20
Authorized	967,855	—	—	—
Options granted	(949,943)	949,943	$ 0.42–$ 7.00	$0.70
Options exercised	—	(238)	$ 2.87–$ 7.00	$3.85
Options canceled	388,422	(388,422)	$ 0.42–$21.00	$10.64

	Shares Available for Future Grants	Outstanding Options
		Shares	Exercise Price	Weighted Average Exercise Price
Options repurchased	1,200	—	$ 2.87–$ 9.59	$6.79

Balance at December 31, 2003	538,075	961,845	$ 0.42–$21.00	$1.05
Authorized	1,198,582	—	—	—
Options granted	(800,682)	800,682	$ 0.42–$ 7.00	$6.21
Options exercised	—	(65,742)	$0.42	$0.42
Options canceled	28,993	(28,993)	$ 0.42–$19.18	$3.15
Adjustment due to reverse stock split	—	1,057	—	—

Balance at December 31, 2004	964,968	1,668,849	$ 0.42–$21.00	$3.51
Authorized	443,086	—	—	—
Options granted	(1,191,241)	1,191,241	$ 2.72–$ 6.09	$4.84
Options exercised	—	(129,501)	$ 0.42–$ 1.26	$0.42
Options canceled	201,954	(201,954)	$ 0.42–$ 7.00	$4.79
Options repurchased	666	—	$0.42	$0.42

Balance at December 31, 2005	419,433	2,528,635	$ 0.42–$21.00	$4.20

The following table summarizes information about the stock options outstanding and exercisable under our stock option plans at December 31, 2005:

Range of Exercise Prices	Options Outstanding			Options Exercisable
Exercise Price	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Options Vested	Weighted Average Exercise Price
$0.42	721,381	$0.42	7.92	721,381	$0.42
$1.26 – $4.70	193,083	$3.53	9.46	11,562	$3.13
$5.01	667,000	$5.01	9.07	667,000	$5.01
$5.05 – $5.32	274,570	$5.26	9.22	274,570	$5.26
$5.45 – $6.43	23,739	$6.07	8.82	23,739	$6.07
$6.50	200,000	$6.50	8.53	200,000	$6.50
$7.00	425,634	$7.00	8.44	425,634	$7.00
$9.59	4,172	$9.59	4.67	4,172	$9.59
$19.18	12,461	$19.18	4.85	12,461	$19.18
$21.00	6,595	$21.00	5.34	6,595	$21.00

	2,528,635	$4.20	8.60	2,347,114	$4.33

Restricted Stock Awards- On December 1, 2003, we offered to employees 91,428 shares of common stock at $0.42 per share under a restricted stock agreement. At December 31, 2005 and 2004, 91,428 shares of the common stock had been purchased. The shares vest over a four-year period. We recorded deferred compensation in the amount $625,000. The deferred compensation will be recognized as an expense over the vesting period in accordance with the method described for awards with graded-vesting in FASB Interpretation APB Opinion No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans (An Interpretation of APB No. 15 and 25).”

2004 Director Stock Plan - Our 2004 director stock plan was adopted by our board of directors in April 2004 and approved by our shareholders in May 2004. This plan became effective upon the completion of our initial public offering and provides for the periodic grant of restricted stock to our directors.

A total of 150,000 shares were reserved for issuance under the 2004 director stock plan upon adoption in 2004 with an additional 45,720 shares being authorized in 2005. The 2004 director stock plan provides for annual increases in the number of shares available for issuance under it on the first day of each fiscal year, beginning with our fiscal year 2005, equal to the lesser of the number of shares granted pursuant to restricted stock awards under the 2004 director stock plan in the prior fiscal year, or an amount determined by the board of directors.

In 2005 and 2004, we issued 74,074 and 45,720 shares to our directors, respectively. These grants resulted in a deferred compensation of $270,000 and $360,000 for the years ended December 31, 2005 and 2004, respectively. We recorded stock-based compensation expense related to these grants of $0.3 million and $0.1 million for the year ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, 79,735 and 104,280 shares, respectively, were available for future issuance.

All grants of restricted stock to our non-employee directors under the 2004 director stock plan are automatic. We will grant each non-employee director an initial restricted stock award when such person first becomes a non-employee director (except for those directors who become non-employee directors by ceasing to be employee directors). This initial award will cover a number of shares of our common stock determined by dividing (a) $40,000 by (b) the fair market value of a share of our common stock on the date of grant, with the number of shares rounded up to the nearest whole share.

Upon each annual stockholder meeting following our July 2004 initial public offering, each non-employee director will be automatically granted a restricted stock award covering a number of shares of our common stock determined by dividing (a) $40,000 by (b) the fair market value of a share of our common stock on the date of grant, with the number of shares rounded up to the nearest whole share, provided he or she is then a non-employee director. However, each director who was not a non-employee director on or before the previous year’s annual stockholder meeting will be automatically granted a pro-rated annual restricted stock award calculated according to the number of quarters of service provided by such non-employee director since the previous year’s annual stockholder meeting. For purposes of the foregoing calculation, service for only a portion of the quarter will be deemed service for the whole quarter. The per share purchase price for shares subject to the restricted stock awards will equal the par value of a share of common stock ($0.001 per share).

12. Related Party Transactions

In connection with our August 2005 equity financing, entities affiliated with Abingworth Management Ltd. (“Abingworth”) were issued 1,374,570 shares of our common stock and 412,371 warrants to purchase shares of our common stock, and Harvard Private Capital Holdings, Inc. (“Harvard”) was issued 859,107 shares of our common stock and 257,732 warrants to purchase shares of our common stock. Abingworth and Harvard are currently stockholders of Xenogen. Michael F. Bigham, a member of our board of directors, is affiliated with Abingworth and Michael E. Eisenson, a member of our board of directors, is affiliated with Harvard.

Our Chairman of the Board and Chief Executive Officer is a member of the board of directors of Cell Genesys, Inc. In December 2001, we signed a license agreement with Cell Genesys, Inc. Under the terms of the agreement, we granted a nonexclusive license to Cell Genesys, Inc. and delivered an imaging system for approximately $400,000. The license agreement was extended in 2003, 2004, and 2005 for an additional annual term. Also in 2003, Cell Genesys, Inc. made a one-time diligence payment of $300,000 to our subsidiary, Xenogen Biosciences Corporation. We valued the license agreement on an “arm’s length” basis for accounting purposes. The amount of revenue recognized under the agreement and from other product sales was $210,000, $255,000 and $267,000 for the years ending December 31, 2005, 2004 and 2003, respectively.

We entered into a license agreement with a third party (the University) dated July 1, 1997 superseded by a new agreement dated May 5, 2000 (the License). The License provides us with the exclusive worldwide right to use the inventions, certain materials, and related patents in all fields of use, including our right to sublicense all or a portion of the rights pursuant to the License, until the expiration of the last to expire licensed patents. In accordance with the License, we pay the University an annual, nonrefundable, minimum royalty payment. In addition, we pay the University certain specified percentages of amounts received from the licensed patents and from our sublicense, if any, which are credited against the annual minimum payment. Included in the accompanying consolidated statements of operations for the years ended December 31, 2005, 2004, and 2003 is approximately $ 746,000, $606,000 and $223,000, respectively, of royalty expense resulting from this license agreement. Our President and her spouse are founders of Xenogen and co-inventors of the patents we license from the University. Under the University’s current royalty sharing policy, the inventors receive a portion of the royalty payments we make to the University.

We entered into a consulting agreement with the spouse of our President for his services as Chairman of our Scientific Advisory Board. The consulting fee amounts to $3,000 per month. Annual expenses of approximately $36,000 incurred under this agreement have been reflected in the consolidated statement of operations for the years ended December 31, 2005, 2004 and 2003. We believe the transaction was conducted as if consummated on an arm’s-length basis between two independent parties.

Benjamin Carter and Daniel Carter, our Divisional Vice President, Business Development and our Senior Manager of IT Systems and Operations, respectively, are both sons of our Chief Executive Officer and Chairman of the Board, David W. Carter, and each receives an annual salary in excess of $60,000. Neither serves as an executive officer of the Company.

In connection with the sale of a corporate residence in 2003, Pamela R. Contag, Ph.D., our President, purchased from the Company certain personal property, including home furnishings, for a total cost of $80,500 which the board of directors believes is equal to or higher than it would have received from a third party.

13. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	December 31,
	2005	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$45,145	$36,260	$32,032
Research credit carryforwards	8,114	7,447	8,075
Capitalized research and development	2,710	2,655	2,410

	December 31,
	2005	2004	2003
Other temporary differences	3,795	6,606	4,993

	59,764	52,968	47,510
Valuation allowance	(59,764)	(52,968)	(47,510)

Net deferred tax assets	$—	$—	$—

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $6,796,000, $5,458,000, and $8,301,000 during 2005, 2004 and 2003, respectively.

As of December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $126,308,000 and $28,569,000, which expire in fiscal years ended December 31, 2008 for federal purposes and 2006 for state purposes.

As of December 31, 2005, we had research and development credit carryforwards for federal purposes of $6,209,000 which expire in fiscal years ended December 31, 2006 through December 31, 2024. We had research and development credit carryforwards for California purposes of $2,781,000 which do not expire. The California Manufacturers’ Investment credit carryforwards of $105,000 will expire beginning December 31, 2007 through December 31, 2008.

The annual usage of our net operating loss and research and development credits are subject to Internal Revenue Code Section 382 limitations due to the ownership changes. Ownership changes had occurred limiting both the net operation loss and other tax attributes and a valuation allowance is recorded for the portion that will not be utilized.

The following table provides a reconciliation of statutory income tax rate for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
Federal statutory rate provision (benefit)	(34.0)%	(34.0)%	(34.0)%
State net of federal tax benefit	(5.8)	(5.8)	(6.7)
Amortization of deferred compensation	2.1	8.3	3.0
R&D credit	(2.4)	0.3	(4.2)
Valuation Allowance	39.1	29.4	40.5
Others	1.0	1.8	1.4

	—%	—%	—%

14. Enterprise and Related Geographic Information

We are managed by our executive officers in Alameda, California, and have an operations facility in Cranbury, New Jersey. We operate in one business segment and sell products and technologies for analyzing and managing complex image data from live animals. Our Alameda, California operation primarily develops, manufactures and markets our proprietary IVIS Imaging Systems, and licensing of our technology. Our Cranbury, New Jersey operation primarily focuses on providing animal production, gene targeting and phenotyping services to customers using the imaging system and related technology. We generate sales revenue from both domestic and international customers.

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Revenue:
Product	$22,552	$16,411	$7,577
Contract	10,069	8,925	7,369
License	7,044	5,547	5,117

Total gross revenue	39,665	30,883	20,063

Domestic revenue	29,420	22,895	16,526
International revenue	10,245	7,988	3,537

Total gross revenue	$39,665	$30,883	$20,063

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

16. Loss Per Share

Net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Convertible preferred stock outstanding of 9,418,766 at December 31, 2003; warrants to purchase preferred stock and common stock of 2,110,698, 395,483 and 395,483 at December 31, 2005, 2004 and 2003, respectively; options to purchase common stock of 2,528,635, 1,668,849, and 961,845 shares at December 31, 2005, 2004, and 2003, respectively; and restricted common stock of 254,841, 149,647, and 69,297 shares at December 31, 2005, 2004 and 2003, respectively, were not included in the computations of diluted net loss attributable to common stockholders per share for 2005, 2004 and 2003, respectively, as their inclusion would be antidilutive.

Basic and diluted net loss attributable to common stockholders per share per share were calculated as follows (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss attributable to common stockholders	$(18,553)	$(21,777)	$(26,520)

Weighted average number of common shares—basic and diluted	16,777,965	7,295,321	782,638

Basic and diluted loss excluding cumulative effect of an accounting change per share:	$(1.11)	$(2.99)	$(33.89)

17. Quarterly Financial Data (Unaudited)

The following table sets forth a summary of our unaudited quarterly operating results for each of the eight quarters up through the year ended December 31, 2005. This data has been derived from our unaudited consolidated interim financial statements which, in our opinion, have been prepared on substantially the same basis as the audited consolidated financial statements contained elsewhere in this Annual Report on Form 10-K and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our consolidated financial statements and notes thereto included in this Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

	2005
	March 31	June 30	September 30	December 31
Revenue
Product	$5,293	$5,041	$5,157	$7,061
Contract	2,271	2,873	1,873	3,052
License	1,710	1,788	1,658	1,888

Total revenue	9,274	9,702	8,688	12,001
Cost of revenue:
Product	3,438	3,127	3,422	4,383
Contract	2,259	2,250	2,181	2,096
License	319	252	317	337

Total cost of revenue	6,016	5,629	5,920	6,816

Gross margin	3,258	4,073	2,768	5,185
Operating expenses
Research and development	2,334	2,196	2,218	2,148
Selling, general and administrative	5,308	4,910	5,894	6,098
Depreciation and amortization expenses	635	585	575	510

Total operating expenses	8,277	7,691	8,687	8,756

Loss from operations	5,019	(3,618)	(5,919)	3,571
Other income (expense)	(15)	(16)	126	(24)
Interest income	57	61	92	132
Interest expense	(168)	(166)	(222)	(283)

Net loss	$(5,145)	$(3,739)	$(5,923)	$(3,746)

	2004
	March 31	June 30	September 30	December 31
Revenue
Product	$3,482	$3,720	$3,462	$5,747
Contract	2,190	2,390	1,962	2,383
License	1,368	1,341	1,271	1,567

Total revenue	7,040	7,451	6,695	9,697
Cost of revenue:
Product	1,978	2,689	2,419	3,734
Contract	2,343	2,220	2,039	2,159
License	198	217	201	293

Total cost of revenue	4,519	5,126	4,659	6,186

Gross margin	2,521	2,325	2,036	3,511
Operating expenses
Research and development	3,545	3,190	2,745	3,034
Selling, general and administrative	4,446	3,425	3,807	4,976
Depreciation and amortization expenses	898	775	740	679

Total operating expenses	8,889	7,390	7,292	8,689

Loss from operations	(6,368)	(5,065)	(5,256)	(5,178)
Other income (expense), net	220	34	21	318
Interest income	41	15	49	42
Interest expense	(138)	(150)	(184)	(178)

Net loss	$(6,245)	$(5,166)	$(5,370)	$(4,996)

18. Subsequent Events

In January 2006, we entered into a Severance Agreement with David W. Carter, our Chairman and Chief Executive Officer, and a Change of Control Severance Agreement with Pamela R. Contag, Ph.D., our President, and our Compensation Committee adopted a Change of Control Severance Policy covering our other executive officers and certain designated employees. The agreements did not have any financial impact to the consolidated financial statements through December 31, 2005.

On February 10, 2006, we entered into a definitive Agreement and Plan of Merger with Caliper Life Sciences, Inc. and Caliper Holdings, Inc., a subsidiary of Caliper, pursuant to which we will be merged with and into Caliper Holdings and become as a wholly-owned subsidiary of Caliper. E. Kevin Hrusovsky, a member of our board of directors, is the President, Chief Executive Officer and a director of Caliper. Mr. Hrusovsky recused himself from the meetings of our board of directors during which our board considered and approved the merger agreement and the merger.

In connection with the execution of the merger agreement, certain stockholders of Xenogen that beneficially own approximately 37% of the outstanding shares of Xenogen common stock as of the close of business on February 9, 2006 entered into Company Voting Agreements, dated as of February 10, 2006, with Caliper, pursuant to which such stockholders have agreed to vote their shares of Xenogen common stock in favor of adoption of the merger agreement and have granted Caliper proxies to vote their shares at any Xenogen stockholder meeting convened to consider the merger. The stockholders who have signed these Company Voting Agreements include our certain of our executive officers, directors and entities affiliated with them.

In connection with the execution of the merger agreement, certain stockholders of Caliper holding approximately 13% of the outstanding shares of Caliper common stock as of the close of business on February 9, 2006 entered into Parent Voting Agreements, dated as of February 10, 2006, with Xenogen, pursuant to which such stockholders have agreed to vote their shares of Caliper common stock in favor of the issuance of shares of Caliper common stock and warrants to purchase Caliper common stock pursuant to the merger agreement and have granted Xenogen proxies to vote their shares at any Caliper stockholder meeting convened to consider the merger. Mr. Hrusovsky signed a Parent Voting Agreement with Xenogen.

On August 9, 2001, AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. The complaint alleges five causes of action, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. These claims are based on alleged false statements made by unidentified employees and/or third parties regarding AntiCancer’s products. AntiCancer sought unspecified general and exemplary monetary damages arising from the alleged impact of the alleged false statements, as well as its costs and expenses incurred in connection with the lawsuit. On March 3, 2006, AntiCancer and Xenogen agreed to settle this lawsuit. Each of AntiCancer and Xenogen has agreed to release the other from all claims relating to this lawsuit, AntiCancer has agreed to dismiss, with prejudice, the complaint filed with the court and Xenogen has agreed to make a one-time, cash payment of $1 million, which payment must be made by April 3, 2006. Neither Xenogen nor AntiCancer admits any wrongdoing or liability in connection with the settlement. Xenogen and AntiCancer are preparing the written settlement agreement and release to memorialize these arrangements. This settlement does not affect the patent infringement and declaratory judgment lawsuit described above in Note 8 to the consolidated financial statements. We have accrued the settlement amount in our consolidated financial statements for the year ended December 31, 2005. The cost of the settlement amount is included in our selling general and administrative expenses and is reflected as an “other accrued liabilities” on our consolidated balance sheet.

On March 15, 2006, we signed Amendment No. 7 to our 860 Atlantic Avenue lease agreement providing us with a lease extension until August 31, 2006 with an option to renew until December 31, 2006 and a right to terminate the lease term early after April 30, 2006 upon 60 days prior written notice. The amount of the monthly lease payment remains $44,213.

Schedule II

Xenogen Corporation

Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

Description	Balance at Beginning of Period	Charged to Expenses	Deductions	Balance at End of Period
2005
Allowance for Doubtful Accounts	$738	$188	$(125)	$801	(a)
Inventory Reserve	56	26	—	82
Restructuring Reserve	1,531	—	(280)	1,251
2004
Allowance for Doubtful Accounts	$21	$755	$(38)	$738	(a)
Inventory Reserve	—	56	—	56
Restructuring Reserve	1,798	—	(267)	1,531
2003
Allowance for Doubtful Accounts	$70	$—	$(49)	$21
Inventory Reserve	—	—	—	—
Restructuring Reserve	2,112	669	(983)	1,798