Form 10-Q
period 2006-03-31
XENOGEN CORP
filed 2006-05-15
CIK 1116449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At May 1, 2006, 20,460,461 shares of the registrant’s common stock, $.001 par value, were outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

XENOGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$18,049	$20,478
Short term investments	261	259
Accounts receivable—net of allowance for doubtful accounts of $807 and $801 at March 31, 2006 and December 31, 2005, respectively	6,626	13,141
Inventory	4,656	3,601
Prepaid expenses and other current assets	1,896	2,037

Total current assets	31,488	39,516
Property and equipment—net	2,861	2,106
Purchased intangible assets—net	—	3
Other noncurrent assets	1,108	1,204

Total assets	$35,457	$42,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,101	$3,857
Accrued compensation	1,440	2,298
Deferred revenue	9,074	9,739
Accrued restructuring charges	289	289
Loans payable—current portion	670	953
Capital lease obligations	—	1
Other accrued liabilities	3,447	3,368

Total current liabilities	18,021	20,505
Noncurrent liabilities:
Loans payable	8,064	8,099
Deferred rent	297	358
Accrued restructuring charges	890	962

Total noncurrent liabilities	9,251	9,419

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2006 and December 31, 2005, respectively; 20,451,979 and 20,213,952 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	21	20
Additional paid-in capital	200,057	199,152
Accumulated deficit	(191,893)	(186,267)

Total stockholders’ equity	8,185	12,905

Total liabilities and stockholders’ equity	$35,457	$42,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product	$4,338	$5,293
Contract	2,582	2,271
License	1,814	1,710

Total revenue	8,734	9,274

Cost of revenue:
Product	2,680	3,438
Contract	2,453	2,259
License	203	319

Total cost of revenue	5,336	6,016

Gross margin	3,398	3,258

Operating expenses:
Research and development	1,892	2,334
Selling, general and administrative	6,808	5,308
Depreciation and amortization	367	635

Total operating expenses	9,067	8,277

Loss from operations	(5,669)	(5,019)
Other income (loss)—net	206	(15)
Interest income	126	57
Interest expense	(289)	(168)

Net loss	$(5,626)	$(5,145)

Weighted average number of common shares outstanding	20,303,013	14,821,840

Loss per share data (basic and diluted):
Net loss per share attributable to common stockholders	$(0.28)	$(0.35)

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(5,626)	$(5,145)
Reconciliation of net loss to net cash used in operating activities:
Noncash stock-based compensation expense	331	46
Amortization of investments	—	30
Depreciation and amortization	381	635
Noncash interest expense related to warrants and other deferred financing charges	90
Noncash interest income	(45)	(50)
Changes in operating assets and liabilities:
Accounts receivable	6,515	354
Prepaid expenses and other assets	149	449
Inventory	(1,060)	(143)
Accounts payable	(529)	671
Accrued compensation and other liabilities	(779)	(494)
Deferred revenue	(665)	(1,323)
Accrued restructuring charges	(72)	(67)
Deferred rent	(61)	(54)

Net cash used in operating activities	(1,371)	(5,091)

Cash flows from investing activities:
Purchase of property and equipment	(1,355)	(32)
Investment interest	41	71

Net cash provided by (used in) investing activities	(1,314)	39

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	575	29
Repayment of loans	(318)	(343)
Capital lease payments	(1)	(9)

Net cash provided by (used in) financing activities	256	(323)

Net decrease in cash and cash equivalents	(2,429)	(5,375)
Cash and cash equivalents, beginning of year	20,478	19,423

Cash and cash equivalents, end of year	$18,049	$14,048

Supplemental disclosure of cash flow information—cash paid for interest	$201	$147

Supplemental disclosure of non-cash investing activities:
Purchase of property and equipment in trade accounts payable	$19	$42

The accompanying notes are an integral part of these condensed consolidated financial statements.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The information presented in the Condensed Consolidated Financial Statements at March 31, 2006 and for the three months ended March 31, 2006 and 2005, is unaudited but includes all adjustments, consisting only of normal recurring adjustments, which we believe to be necessary for a fair presentation of the periods presented. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for a full year, or any other future period.

The Condensed Consolidated Balance Sheet amounts at December 31, 2005, have been derived from audited financial statements. This Quarterly Report on Form 10-Q should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended December 31, 2005, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2006.

In accordance with the rules and regulations of the Securities and Exchange Commission, unaudited condensed consolidated financial statements may omit or condense certain information and disclosures normally required for a complete set of financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by GAAP. We believe that the notes to the condensed consolidated financial statements contain disclosures adequate to make the information presented not misleading.

On February 10, 2006, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Caliper Life Sciences, Inc. (“Caliper”) and its subsidiary, Caliper Holdings, Inc. (“Caliper Holdings”), pursuant to which we will be merged with and into Caliper Holdings and become a wholly-owned subsidiary of Caliper. We currently expect the Merger to be completed late in the second quarter or early in the third quarter of 2006. The Merger Agreement has an outside termination date of August 31, 2006. We have had recurring losses from operations and ended the quarter with approximately $18.3 million in cash. We believe that our current cash, together with revenues from sales of IVIS imaging instruments in the second quarter, will be sufficient to funds our operations beyond the closing of the merger with Caliper. In the event the Merger is not consummated, our existing working capital at March 31, 2006 may not be sufficient to meet our operating, working capital, investing and financing requirements for the next twelve months, and we will need to reevaluate our current plans and business operations and substantially reduce our operating expenses, raise additional capital or take other actions in order to continue as an independent company. We have not made any adjustments to our condensed consolidated financial statements to reflect the impact of contingent future actions we might take as described above.

2.	Summary of Significant Accounting Policies

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Xenogen and our wholly-owned subsidiary, Xenogen Biosciences. All significant intercompany accounts and transactions have been eliminated.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on net loss or loss per share, and related to the elimination of equipment purchases included in trade accounts payable from both investing and operating activities.

Cash and Cash Equivalents—We consider all short-term, highly liquid investments with original maturity of three months or less to be cash equivalents.

3.	Stock-Based Compensation

Beginning in the first quarter of 2006, we adopted the Statement of Financial Accounting Standards No. 123(R), Share-based Payment (SFAS 123(R)), and elected to adopt the standard using the modified prospective transition method. Stock-based compensation cost under this transition method was based on our original pro forma disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) for all options granted prior to 2006 that were not fully vested as of December 31, 2005. Previous reported amounts related to these option shares have not been restated.

In November 2005, all unvested stock options with an exercise price equal to or greater than $5.01 per share were accelerated and became fully vested at that time. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in conjunction with our adoption of SFAS 123(R), which we believe to be in the best interest of stockholders. The impact of the acceleration to stock-based compensation as determined under SFAS 123 was a $2.6 million expense increase in pro forma stock-based compensation for the fourth quarter of 2005.

We did not make any stock option grants during the first quarter of 2006, but will base the fair value and associated compensation expense on any new stock option grant in accordance with the provisions of SFAS 123(R). The fair value of stock options that we previously granted was based on the Black-Scholes model option-pricing formula and a multiple option award approach. The fair value of our options was then amortized using the graded vesting method over the options vesting period, which is generally four years. Prior to January 1, 2006, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and interpretations as permitted by SFAS 123. Under APB 25, Stock-based compensation expense was recorded based on stock option intrinsic value which was calculated as the difference between the stock option exercise price and the underlying stock’s market value on the date of grant. Under this method, when a stock option price equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized. Since our 2004 initial public offering, all of our stock options were granted at the underlying market price of our stock.

The Black-Scholes model requires the use of highly subjective assumptions including the option’s expected life, risk free interest rate, dividend yield, and the price volatility of the underlying stock. The expected option life assumed for all current stock options was five years and was based on historical employee termination and option exercise rates. The risk free rates were based on U.S. Treasury yields for notes with comparable terms with our option life assumption. In addition, no dividend payouts were assumed to occur for the purposes of the fair market valuation. Lastly, the volatility assumption was based on a

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

combination of historical volatilities of both our stock and benchmarked companies. The minimum value basis for pricing options was used for all grants made prior to Xenogen becoming a publicly traded company in July 2004.

The following weighted-average assumptions were used for determining the fair value of our stock option grants through December 31, 2005 (no stock option grants were made during the first quarter of 2006):

Weighted Average
Dividend yield	—
Volatility	31.3%
Risk-free interest rate	3.9%
Weighted average expected life (in years)	5

The following table summarizes relevant information as to reported results of the impact of SFAS 123 as if the fair value recognition provisions of SFAS No. 123 had been applied (in thousands, except per share data) as of for the three months ended March 31, 2005:

March 31, 2005
Net loss as Reported:	$(5,145)

Stock-based compensation as determined under APB 25	48
Stock-based compensation determined under the fair value based method for all awards, net of forfeitures	(856)

Pro forma net Loss under SFAS 123	$(5,953)

Basic and diluted net loss attributable to common stockholders loss per share:
As reported	$(0.35)
Pro forma under SFAS 123	$(0.40)

For the three months ended March 31, 2006 and 2005, stock-based compensation expense was $331,000 and $46,000, respectively, and was reflected in our condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2006	2005
Cost of revenue:
Product	$22	$(15)
Contract	55	(4)
License	11	(2)

Total cost of revenue	88	(21)
Research and development	33	(77)
Selling, general and administrative	210	144

TOTAL	$331	$46

The increase in stock-based compensation expense was largely the result of the adoption of SFAS 123(R) offset in part from the effect variable accounting treatment in 2005 on certain stock options issued in 2003

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

given stock market fluctuations since December 31, 2004 and the associated impact to those stock options’ intrinsic value.

The stock-based compensation expense in future years on options granted, but unvested as of March 31, 2006 is anticipated as follows.

Amount (in millions)
Deferred Compensation Amortization For the Year
April 1, 2006 – December 31, 2006	$0.6
2007	0.3
2008 and later years	0.1

TOTAL	$1.0

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

Given the adoption of SFAS 123(R), there was no impact resulting from the change in intrinsic value during the first quarter of 2006.

In April 2004, the 1996 Plan was amended where by no additional shares would be granted out of the plan upon the creation of the 2004 Equity Incentive Plan. Under the amendment, any shares returned to the 1996 Plan resulting from repurchase or termination of options would be reauthorized under the 2004 Equity Incentive Plan. Given the amendment, there were no authorized shares available for future grant issuance under the 1996 Plan at March 31, 2006 or 2005. During the three month period ended March 31, 2006 and 2005, 29,260 and 79,865 option shares, respectively, were cancelled and returned to the 2004 Equity Incentive Plan.

2004 Equity Incentive Plan - In April 2004, our board of directors adopted our 2004 Equity Incentive Plan (the “2004 Plan”). The 2004 Plan, which was approved by our stockholders in May 2004, became effective upon the completion of our initial public offering. During the first quarter of 2006, no options were granted under the 2004 Plan. During the three month period ended March 31, 2006, 25,860 options were

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

cancelled and returned to the 2004 Plan, and no options under the 2004 Plan were cancelled during the comparable period in 2005. As of March 31, 2006, 474,553 shares were available for future issuance, including the reauthorizations from cancellations under the 1996 Plan. Stock-based compensation under the 1996 Plan and 2004 Plan on a combined basis amounted to $260,000 for the three month period ended March 31, 2006. There was a credit to expense of $31,000 under these plans on a combined basis for the three month period ended March 31, 2005.

2004 Director Stock Plan - Our 2004 director stock plan was adopted by our board of directors in April 2004 and approved by our stockholders in May 2004. This plan became effective upon the completion of our initial public offering and provides for the periodic grant of restricted stock to our directors.

During the first quarter of 2006, there were no stock grants awarded or forfeited under the plan. During the first quarter of 2005, a total of 8,081 shares were issued to a director and 2,381 shares were forfeited by a director who resigned from our board of directors. The forfeited shares were returned to the plan. As of March 31, 2006 and 2005, 79,865 and 144,300 shares, respectively, were available for future issuance. In connection with the stock awards issued under this plan, we recorded approximately $71,000 and $77,000 in stock-based compensation expense during the three months ended March 31, 2006 and 2005, respectively.

4.	Restructuring Charges

In September 2002, we implemented a restructuring program (the “Restructuring Plan”) to bring our expenses more in line with revised revenue and cash flow projections. This plan included the closure of the St. Louis facility related to the facility’s remaining lease obligation of $2,108,000. We recorded the remaining obligation on the St. Louis facility as a restructuring charge in accordance with Emerging Issues Task Force 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and Staff Accounting Bulletin 100, Restructuring and Impairment Charges.

The following table depicts the restructuring activity during the first quarter ended March 31, 2006 (in thousands):

Vacated Facilities
Accrued restructuring charges:
Ending balance, December 31, 2005	$1,251
Expenditures	(72)

Ending balance, March 31, 2006	$1,179

At March 31, 2006, approximately $289,000 was recorded as current accrued restructuring charges and approximately $890,000 was recorded as noncurrent accrued restructuring charges on our consolidated balance sheets. We expect to pay the accrued lease obligations over the remaining term of the lease, which terminates in 2010.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Inventory

Inventories are stated at the lower of standard cost, which approximates actual cost or market. Cost is based on the first in, first out method. Inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw Materials	$2,816	$1,861
Work-in-Progress	672	1,210
Finished Goods	1,168	530

	$4,656	$3,601

6.	Product Warranty

We warrant our IVIS Imaging Systems for a period of generally one year from the date of installation and offer extended warranty coverage beyond the initial period at the option of the customer. We accrue for estimated warranty costs concurrent with the recognition of revenue. The warranty accrual is based upon our historical experience and is included in other current liabilities in our condensed consolidated balance sheets. The amounts charged and accrued against the warranty reserve are as follows (in thousands):

	March 31, 2006	December 31, 2005
Balance, beginning of year	$441	$246
Current year accrual	123	714
Warranty expenditures charged to accrual	(147)	(519)

Balance, end of year	$417	$441

7.	Property and Equipment

Property and equipment, net, consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Furniture and office equipment	$4,029	$4,001
Laboratory equipment	9,099	9,077
Leasehold improvements	5,762	4,750

	18,890	17,828
Less accumulated depreciation	(16,029)	(15,722)

	$2,861	$2,106

Depreciation expense was approximately, $364,000 and $484,000 for the three months ended March 31, 2006 and 2005, respectively. An additional amount of depreciation related to our IVIS Imaging System rental equipment pool was classified under product cost of revenue in the amount of $14,000 for the three month period ended March 31, 2006. During the comparable period last year, depreciation on the equipment rental pool was recorded as depreciation expense. There was no such reclassification of depreciation expense for the comparable period last year.

The cost of assets held under capital leases included in fixed assets was approximately $263,000 at both March 31, 2006 and December 31, 2005. Accumulated depreciation of assets held under capital leases was approximately $262,000 and $261,000 at March 31, 2006 and December 31, 2005, respectively.

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Loans Payable

On August 2, 2005, we entered into an Amended and Restated Loan and Security Agreement (the “SVB Loan Agreement”) with our subsidiary Xenogen Biosciences Corporation (“XBC”) and Silicon Valley Bank (“SVB”). We also entered into a Loan and Security Agreement, dated as of August 2, 2005 (the PFG Loan Agreement), with XBC and Partners for Growth, L.P. (“PFG”). The SVB Loan Agreement amends and restates a Loan and Security Agreement entered into between Xenogen and SVB on September 10, 2003 (the “Original Agreement”), and provides for revolving borrowings of up to $13.0 million. Up to $2.0 million of the availability under the SVB Loan Agreement may be used for letters of credit and cash management services. All borrowings under the Original Agreement, aggregating to $5.8 million, were consolidated into the SVB Loan Agreement and have been applied against the amount available under the SVB Loan Agreement. Loans under the SVB Loan Agreement mature on August 2, 2007 and bear interest at a floating rate equal to the greater of SVB’s prime rate plus 150 basis points or 5.5%. The SVB Loan Agreement contains restrictions on our ability to, among other things, dispose of assets, undertake mergers or acquisitions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock. It also requires us to maintain a “remaining months” liquidity ratio of at least 6:1. The remaining month’s liquidity ratio consist of a ratio of our cash and cash equivalents plus 80% of eligible accounts receivable less amounts outstanding under the SVB Loan Agreement, to net income plus depreciation and amortization for the three-month period most recently ended. The SVB Loan Agreement also provides that if our modified quick ratio drops below 2:1, a new form of loan agreement attached as exhibit to the SVB Loan Agreement will become applicable and our borrowings will be limited to the lesser of $13.0 million or 80% of the amount of our eligible accounts receivable. Our modified quick ratio is defined as the ratio of our unrestricted cash and cash equivalents plus eligible accounts plus availability under the PFG Loan Agreement to outstanding loans and other extensions of credit under the SVB Loan Agreement. The SVB Loan Agreement contains events of default that include, among other things, non-payment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross-defaults, unpaid judgments, inaccuracy of representations and warranties and events constituting a change in control. As of March 31, 2006 and December 31, 2005, we had borrowed $8.0 million under the SVB Loan Agreement and utilized an additional $0.8 million towards certain real estate letters of credit, leaving us $4.2 million in potential borrowings under the SVB Loan Agreement subject to the restrictions discussed above.

The PFG Loan Agreement provides for revolving borrowings in an amount up to the lesser of $5.0 million, or 50% of our current assets minus the amount of any loans outstanding under the SVB Loan Agreement. At March 31, 2006, under the borrowing formula, the entire $5.0 million would be available for borrowing. Any loans that are made under the PFG Loan Agreement mature on July 28, 2007 and bear interest at a floating rate equal to the prime rate plus 400 basis points. The PFG Loan Agreement contains restrictions, that are applicable when we have requested a borrowing or when loans are outstanding under the PFG Loan Agreement, on our ability to, among other things, dispose of assets, undertake mergers or acquisitions, incur indebtedness, create liens on assets, make investments and pay dividends or repurchase stock . The PFG Loan Agreement contains events of default that include, among other things, non-payment of principal, interest or fees, breaches of covenants, material adverse changes, bankruptcy and insolvency events, cross-defaults, unpaid judgments, inaccuracy of representations and warranties and events constituting a change in control.

In connection with the PFG Loan Agreement, on August 2, 2005, we entered into a Warrant Purchase Agreement under which we issued a Warrant to PFG. Following a share and price adjustment pursuant to the terms of the Warrant, the Warrant is exercisable for 222,680 shares of our common stock at an exercise price

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of $2.91 per share. As of March 31, 2006, 111,340 of these Warrant shares were exercisable. The number of shares for which the Warrant is currently exercisable will increase by 4,639 at the end of each month during which a loan is outstanding under the PFG Loan Agreement. If no loans are outstanding during a calendar month, the total number of shares of our common stock for which the Warrant may be exercisable will be reduced by 4,639. No loans were outstanding under the PFG Loan Agreement since inception of the agreement through March 31, 2006. The Warrant may be exercised by making a cash payment or through a cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the Warrant being exercised. The Warrant expires on August 1, 2012. The non-contingent portion of the Warrant, or 111,340 shares, was valued at approximately $266,000 and recorded as deferred interest to be amortized to expense over the PFG loan term of 24 months. The Warrant was valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.2%, a contractual term of 7 years, zero dividend yield, and a volatility factor of 80.2%. The portion of the Warrant that was contingent was not valued.

Debt financing, legal and other expenses associated with the SVB and PFG loan agreements were capitalized as deferred interest and debt costs inclusive of the fair market value of the PFG Warrant above. The total amount capitalized was approximately $705,000 and will be amortized to expense over 24 months corresponding to the term of both the SVB and PFG agreements. As of March 31, 2006, approximately $238,000 of the deferred fees was amortized as interest.

At March 31, 2006 and December 31, 2005, we were in compliance with financial covenants under the SVB Loan Agreement and Original Agreement, as applicable. In addition, we were in compliance with financial covenants under the PFG Loan Agreement as of March 31, 2006 and December 31, 2005.

9.	Commitments and Contingencies

Purchase Commitments—We had various purchase order commitments totaling approximately $3.5 million as of March 31, 2006.

Operating Leases - On March 15, 2006, we signed Amendment No. 7 to our 860 Atlantic Avenue lease agreement providing us with a lease extension until August 31, 2006 with an option to renew until December 31, 2006 and a right to terminate the lease term early after April 30, 2006 upon 60 days prior written notice. The amount of the monthly lease payment remains $44,213. The following is the schedule of minimal rental commitments under our operating agreements as of March 31, 2006 (in thousands):

Years Ending December 31,
Remaining 2006	$2,786
2007	3,618
2008	3,718
2009	3,183
2010	1,347
Thereafter	304

TOTAL	$14,956

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Proceedings— On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents, 5,650,135, is invalid. On May 10, 2005, we filed our answer to AntiCancer’s amended complaint. We denied all of AntiCancer’s allegations and asserted various affirmative defenses, including our position that AntiCancer’s patents, including some of the patents cited in its complaint, and patent claims relating to in vivo imaging of fluorescence are invalid. We are vigorously defending ourselves against AntiCancer’s claims and believe AntiCancer’s complaint is without merit. Concurrent with filing our answer to AntiCancer’s complaint, we filed our own counterclaims against AntiCancer. Our counterclaims allege that AntiCancer infringes two of our U.S. patents, 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before AntiCancer’s patents cited in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. We intend to vigorously pursue our claims against AntiCancer. The court has scheduled the Markman hearing for June 13, 2006 through June 15, 2006, and the trial is scheduled to begin in May 14, 2007.

We were named as a co-defendant in a lawsuit filed on August 9, 2001 in the Superior Court of California, County of San Diego, Case No. GIC 772297, by plaintiff AntiCancer. The complaint sought unspecified damages and contained five causes of action against us, all of which are based on alleged false statements regarding plaintiff and plaintiff’s technology, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. On March 30, 2006, we signed a Settlement Agreement and Mutual General Release with AntiCancer pursuant to which AntiCancer released us from all claims relating to this lawsuit and agreed to dismiss, with prejudice, the complaint filed with the court in exchange for a one-time, $1 million cash payment. We paid the $1 million to AntiCancer on April 3, 2006 and the complaint was dismissed on April 7, 2006. We accrued the settlement amount in our consolidated financial statements for the year ended December 31, 2005. The cost of the settlement amount was included in our selling general and administrative expenses for the year ended December 31, 2005, and was reflected as “other accrued liabilities” on our condensed consolidated balance sheet as of December 31, 2005 and March 31, 2006. This settlement does not affect the patent infringement lawsuit described above.

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

Merger Agreement — On February 10, 2006, we entered into the Merger Agreement with Caliper and Caliper Holdings, pursuant to which we will be merged with and into Caliper Holdings and become a wholly-owned subsidiary of Caliper. A copy of the Merger Agreement and other documents relating to the Merger are attached as exhibits to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on February 16, 2006. Our Board of Directors has approved the Merger and the Merger

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Agreement. On March 31, 2006, Caliper and Xenogen filed a registration statement on Form S-4 and a notice of special meeting of stockholders and definitive proxy statement for the special meeting of stockholders pursuant to which we will ask our stockholders to adopt and approve the Merger Agreement and the Merger.

Other Contingencies— We are currently discussing with Stanford the scope of products that we sell which are subject to the royalty provisions of our Stanford license agreement. As a result of these discussions, we may amend the license agreement to change the royalties we pay to Stanford for future product sales. The amendment may also include the payment of back royalties to Stanford for products we have already sold. We have not discussed with Stanford the specific terms and conditions of an amendment or the amount of any back royalty payments nor has Stanford made a demand for a payment of a specific back royalty amount. Accordingly, we have not accrued for any such payments in our financial statements. If back royalties are owed to Stanford, we do not believe that they would exceed $393,000 for products sales through March 31, 2006. We do not believe we owe Stanford any back royalties under the license agreement for prior product sales.

10.	Stockholders’ Equity

Equity Financing under August 2005 Securities Purchase Agreement - On August 11, 2005, we entered into a Securities Purchase Agreement (the “SPA”) with certain institutional accredited investors (the “Purchasers”). Pursuant to the SPA, on August 15, 2005, the Purchasers acquired, in the aggregate, 5,154,640 shares of our common stock, par value $0.001, at a price of $2.91 per share. The aggregate gross consideration that we received from the sale of these shares was $15,000,002, with net proceeds amounting to $14,202,161 after issuance costs of $797,841. Investment options for the net proceeds are being contemplated, and as such, the proceeds were deposited into operating cash. On August 15, 2005, we issued to the Purchasers warrants to purchase up to additional 1,546,392 shares of our common stock. The warrants have a term of five years and are exercisable beginning February 15, 2006 with an exercise price equal to $3.29 per share. The fair market value of the warrants was approximately $3.2 million and was allocated from the aggregate proceeds of the financing to the warrants. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 4.15%, a contractual term of 5 years, zero dividend yield, and a volatility factor of 80.2%. The registration statement registering for resale the shares issued to the Purchasers and the shares underlying the warrants was declared effective by the SEC on November 10, 2005.

11.	Loss Per Share

Basic net loss attributable to common stockholders per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The following securities were not included in the computations of diluted net loss attributable to common stock per share at March 31, 2006 and 2005, as their inclusion would be antidilutive:

•	warrants outstanding to purchase 1,949,942 and 395,483 shares of common stock and convertible preferred stock at March 31, 2006 and 2005, respectively;

•	options to purchase common stock of 2,394,504 and 2,510,309 shares at March 31, 2006 and 2005, respectively; and

XENOGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	common stock subject to our right to repurchase of 81,461 and 150,547 shares at March 31, 2006 and 2005, respectively.

Basic and diluted net loss attributable to common stockholders per share was calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Net loss attributable to common stockholders	$(5,626)	$(5,145)

Weighted average number of common shares—basic and diluted	20,303,013	14,821,840

Basic and diluted net loss attributable to common stockholders per share:	$(0.28)	$(0.35)

12.	Comprehensive Income (in thousands)

	Three Months Ended March 31,
	2006	2005
Net loss attributable to common stockholders	$(5,626)	$(5,145)
Other comprehensive income:
Unrealized gain on available for sale investments	—	3

Comprehensive loss	$(5,626)	$(5,142)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and notes thereto included as part of this Quarterly Report. This report contains forward-looking statements that are based upon current expectations. We sometimes identify forward-looking statements with such words as “may”, “will”, “expect”, “anticipate”, “estimate”, “seek”, “intend”, “believe” or similar words concerning future events. The forward-looking statements contained herein, include, without limitation, statements concerning anticipated performance of our products, services and technologies, revenue growth, future revenue sources and concentration, achievement of revenue thresholds, gross profit margins, selling and marketing expenses, research and development expenses, general and administrative expenses, interest expense, deferred stock-based compensation expenses, capital resources, additional financings or borrowings, additional losses, increasing production capacity and capital expenditures. We assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors, risks and uncertainties could cause actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. Such factors, risks and uncertainties include, without limitation, those discussed below and elsewhere in this Quarterly Report, particularly in “Part II, Item 1A. Risk Factors.” We also urge you to carefully review the risk factors set forth in this and other documents we file from time to time with the Securities and Exchange Commission.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for any future period.

Overview

We sell integrated systems of instruments and equipment, software and reagents to biomedical and biopharmaceutical researchers that we believe improve the productivity and efficiency of the drug discovery and development process. Using the detection and measurement of photons emitted from cells and animals that we genetically engineer to emit light, which we term “biophotonic imaging”, our patented and proprietary biophotonic IVIS Imaging Systems, living animal models and research services collectively expedite in vivo data collection and analysis, a critical bottleneck in drug discovery and development. Our customers use in vivo biophotonic imaging to visually display and quantify a chosen tumor, disease, pathogen, organ or biochemical reaction. Our products are also used to create predictive animal models, primarily rats and mice, for preclinical drug discovery and development. We believe our products enable our pharmaceutical and biotechnology customers to generate higher-quality safety and efficacy data for drug candidates, to accelerate preclinical development and to reduce the development risk of product candidates that enter human clinical development. The sources of our revenue are:

•	Instruments and related imaging accessories: sales of IVIS Imaging Systems and accessories;

•	Long-term service contracts: custom animal production, animal phenotyping and IVIS service contracts; and

•	Recurring license fees: multi-year fees from our non-academic customers for licenses to our biophotonic imaging patents and access to reagents.

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

On February 10, 2006, we entered into a definitive Agreement and Plan of Merger with Caliper Life Sciences, Inc. and its subsidiary, Caliper Holdings, Inc., pursuant to which we will be merged with and into Caliper Holdings and become a wholly-owned subsidiary of Caliper. A copy of the merger agreement and other documents relating to the merger are attached as exhibits to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on February 16, 2006. Our Board of Directors has approved the merger and the merger agreement. On March 31, 2006, Caliper and Xenogen filed a registration statement on Form S-4 and a notice of special meeting of stockholders and definitive proxy statement for the special meeting of stockholders pursuant to which we will ask our stockholders to adopt and approve the merger agreement and the merger.

We commenced sales of our IVIS Imaging Systems in 2000 and our animal models in 2001 and our revenues have grown each year up through calendar year 2005. Our revenue during the first quarter of 2006 was $8.7 million, a decrease of $0.5 million from the first quarter of 2005, attributed largely to a slow down in sales and marketing activity for our IVIS Systems in the first quarter of 2006 from the comparable period last year stemming from distractions related to our pending merger with Caliper announced in February 2006. We expect our total revenues to increase for the remainder of 2006, however, although not necessarily at the same rate as in prior years. The gross margins for our products and services vary. During the first quarter of 2006, gross margin for our IVIS Imaging Systems was 38.2%, licensing fees were 88.8% and custom animal production and phenotyping was 5.0%. We anticipate that gross margins on our instruments and accessories as well as our custom animal production and phenotyping will improve as we increase our manufacturing capacity utilization. We sell our products and services directly to customers in the United States and several foreign countries. In Australia/New Zealand, China, India, Israel, Japan, South Korea, Singapore, and Taiwan, we sell our IVIS Imaging Systems through independent distributors and sales agents.

We have incurred significant net losses every year since our inception. We incurred losses of $20.5 million in 2003, $21.8 million in 2004, $18.6 million in 2005 and $ 5.6 million for the three month period ending March 31, 2006. As of March 31, 2006, we had an accumulated deficit of $191.9 million. As a company in the early stage of commercialization, our limited history of operations makes prediction of future operating results difficult. We believe that period to period comparisons of our operating results should not be relied on as predictive of our future results.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 that was filed with the Securities and Exchange Commission on March 24, 2006. Our critical accounting estimates have not changed since December 31, 2005.

Results of Operations

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2005

Revenue. Revenues by source for the three months ended March 31, 2006 and 2005 were (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenue:
Product	$4,338	$5,293
Contract	2,582	2,271
License	1,814	1,710

Total revenue	$8,734	$9,274

Total revenue during the first quarter of 2006 was $8.7 million, a decrease from the comparable period last year of 5.8%. The revenue decrease resulted primarily from the reduction in IVIS System sales, which was largely attributed to a slow down in sales and marketing efforts stemming from distractions related to our pending merger with Caliper announced in February 2006. The number of IVIS units sold during the first quarter of 2006 was 18 units as compared to 25 units sold during the comparable period last year. Contract revenue, on the other hand, increased in the first quarter of 2006 by $0.3 million from the comparable period in 2005 primarily due to increased phenotyping and custom model/gene targeting activity. Lastly, license revenue increased in the first quarter of 2006 over the prior year by $0.1 million stemming largely from the higher installed base of IVIS Imaging Systems as of March 31, 2006 versus March 31, 2005. One of our customers individually accounted for more than 10% of our revenue during the first quarter of 2006 and 2005, comprising 15.6% and 11.5% of our total revenue during those periods, respectively.

Cost of revenue. Cost of revenue decreased to $5.3 million during the first quarter of 2006 from $6.0 million in the first quarter of 2005, or a 11.3% decrease. As a percentage of total revenues, cost of revenues was 61.1% for the first quarter of 2006 as compared to 64.9% for the comparable period in 2005. The decrease in cost of product revenue resulted primarily from decreased IVIS Imaging System unit sales. The cost of revenue decrease was offset in part by higher stock-based compensation expense. We incurred $88,000 in stock-based compensation expense in the first quarter of 2006 versus a credit to expense of $21,000 in the first quarter of 2005. The majority of the stock-based compensation increase was due to our adoption of Statement of Financial Accounting Standards No. 123(R), Share-based Payment (SFAS 123(R)) on January 1, 2006. The cost of contract revenue, on the other hand, increased by 8.6% offsetting a portion of the product cost of revenue decrease above given the increase in phenotyping and gene targeting contractual activity in the first quarter of 2006 versus the comparable period in 2005.

Gross Margin. Gross margins by revenue source for the three months ended March 31, 2006 and 2005 were as follows (in thousands, except percentages):

Gross Margin	2006		2005
Product	$1,658	38.2%	$1,855	35.0%
Contract	129	5.0%	12	0.5%
License	1,611	88.8%	1,391	81.3%

Total	$3,398	38.9%	$3,258	35.1%

The gross margin percentage during the first quarter of 2006 increased from the comparable period in 2005. All product and service lines contributed to the margin percentage improvement during the first quarter of 2006. The effect of lower unit production costs associated with a sales mix change in product revenue to IVIS 100, IVIS 50 and the new IVIS Lumina models, greater capacity utilization of our Cranbury facility associated with our contractual projects, and higher license fees stemming from our commercial IVIS systems sales all contributed to the gross margin improvement during the first quarter of 2006 versus the comparable period last year. From a historical perspective, gross margins on products (sales of our IVIS Imaging Systems and accessories) averaged 36.5% over the three years ended December 31, 2005 and gross margins on licensing fees averaged 83.8% during the same period. Historical gross margins for our custom animal production and phenotyping services have varied significantly over the three years ended December 31, 2005 and averaged 4.5% over this period.

Product Gross Margin

Despite an 18.0% decrease in product revenue during the first quarter of 2006 relative to the comparable period in 2005, our product gross margin improved by 3.1%. During the first quarter of 2006, the IVIS 50, IVIS 100 and the new IVIS Lumina Imaging Systems made up a significantly larger share of imaging system unit sales over the comparable period in 2005, serving to decrease average unit production costs by 20.8% in the first quarter of 2006 from the comparable period last year. Offsetting a significant portion of the product unit cost decrease, however, was both the lower average selling price associated with the IVIS 100, IVIS 50 and the new IVIS Lumina units relative to our IVIS 200 and IVIS 3-D Imaging Systems, and the non-production period costs related to IVIS Imaging System installation and warranty work. For the first quarter of 2006 versus the comparable period in 2005, our average selling price based on all IVIS unit sales was essentially flat. Despite IVIS Imaging System unit price increases ranging from 8% to 16%, the change in sales mix towards our lower-priced IVIS Imaging Systems offset the gross margin effect of the price increases such that our overall average selling price increase was 0.3% over the comparable period last year. Sales through international distributors also comprised a greater portion of the sales mix, serving to further reduce our overall average selling price as distributor prices are lower than our prices in other channels due to our distributors’ margin requirements. However, a higher proportion of IVIS Imaging System sales to commercial versus academic customers during the first quarter of 2006 over the comparable period last year had a positive impact on our average selling price.

Contract and Licensing Gross Margins

Contract gross margin for the first quarter of 2006 improved over the comparable period in 2005. Higher contract services volume associated with a greater number of phenotyping and gene targeting projects improved overall contract gross margin during the first quarter of 2006 over the comparable period last year. Our licensing gross margin percentage for the first three months of 2006 increased over the comparable period of 2005 as well. The increase was largely the result of both higher license fees associated with imaging method patent license renewals as well as the reduction of royalty expenses on a per license unit basis relating to reagent licensing.

Research and development. Research and development expenses include the development of our new IVIS Imaging Systems, LPTA models and reagents. Research and development costs decreased in the first quarter of 2006 to $1.9 million from the $2.3 million in the comparable period last year. The decrease from the first quarter of 2005 was attributed in part to reduced product development expenses associated with our IVIS 3-D Series Imaging System, with most of the development expenditures occurring in 2004 and early 2005. In addition, a reduction in personnel and facility costs associated with reagent product development also contributed to the decrease. Allocated stock-based compensation expense, however, offset some of the cost decrease and amounted to $33,000 for the first quarter of 2006 versus a credit to expense of $77,000 during the comparable period last year. As a percentage of total revenues, research and development expenses were 21.7% for the first quarter of 2006 as compared to 25.2% for the comparable period in 2005. The decrease is primarily attributable to the decreased expenses described above, which decrease was partially offset by lower total revenues for the first quarter of 2006 versus the comparable period in 2005.

Selling, general and administrative. Selling, general and administrative expenses increased to $6.8 million for the first quarter of 2006 from $5.3 million in the first quarter of 2005. General and administrative costs represented the largest component of the increase. Financial advisory fees, legal fees and other professional services fees associated with the pending merger with Caliper accounted for $0.8 million of the increase. Other legal costs and expenses, stemming in part from our litigation with AntiCancer, contributed an additional $0.3 million of the overall cost increase from the first quarter of 2005. Accounting and auditing fees also increased by $0.1 million during the first quarter of 2006 over the comparable period in the prior year. Offsetting these increases were reductions, on a net basis, of $0.1 million in consulting costs, directors and officers insurance, public/investor relations expenses and other costs during the first quarter of 2006 from the comparable period in 2005.

Selling expenses increased by $0.3 million in the first quarter of 2006 over the comparable period in 2005. Expanded marketing efforts associated with promotion of the IVIS 200 and new IVIS 3-D Imaging Systems contributed to the higher selling costs in 2006. Lastly, allocated deferred compensation expenses increased by $0.1 million during the first quarter of 2006 from the comparable period in 2005. As a percentage of total revenues, selling, general and administrative expenses were 77.9% for the first quarter of 2006 as compared to 57.2% for the comparable period in 2005. The increase was primarily attributable to lower total revenues and non-recurring merger-related expenses for the first quarter of 2006 versus the comparable period in 2005.

Depreciation . Depreciation expense decreased by $0.1 million in the first quarter of 2006 compared to the first quarter of 2005 due to in part to asset acquisitions not keeping pace with the rate at which assets were becoming fully depreciated since the first quarter of 2005. The balance of the decrease was due to asset disposals and retirements.

Amortization of intangibles. We fully amortized acquisition-related intangibles by the end of first quarter of 2006. We incurred $3,000 and $151,000 of amortization expense during the first quarter of 2006 and 2005, respectively, relating to our November 2000 acquisition of Xenogen Biosciences Corporation. There were no acquisitions or write-offs with regard to intangibles in either the first quarter of 2006 or 2005.

Interest expense. Interest expense was $0.3 million and $0.2 million for first quarter of 2006 and 2005, respectively. The increase was the result of a higher outstanding debt balance during the first quarter of 2006 versus the comparable last year associated with our credit line with Silicon Valley Bank.

Income tax expense (benefit). We recorded no income tax expense in either the first quarter of 2006 or 2005 due to our losses in each of these quarters.

Expensing of Stock Awards. Beginning in the first quarter of 2006, we adopted the Statement of Financial Accounting Standards No. 123(R), Share-based Payment (SFAS 123(R)), and elected to adopt the standard using the modified prospective transition method. Stock-based compensation cost under this transition method was based on our original pro forma disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123) for all options granted prior to 2006 that were not fully vested as of December 31, 2005. Previous reported amounts related to these option shares have not been restated.

In November 2005, all unvested stock options with an exercise price equal to or greater than $5.01 per share were accelerated and became fully vested at that time. The decision to accelerate the vesting of these options was made primarily to reduce compensation expense that would have been recorded in conjunction with our adoption of SFAS 123(R), which we believe is in the best interest of stockholders. The impact of the acceleration to stock-based compensation as determined under SFAS 123 was a $2.6 million expense increase in pro forma stock-based compensation for the fourth quarter of 2005.

We did not make any stock option grants during the first quarter of 2006, but will base the fair value and associated compensation expense on any new stock option grant in accordance with the provisions of SFAS 123(R). The fair value of stock options that we have granted was based on the Black-Scholes model option-pricing formula and a multiple option award approach. The fair value of our options was then amortized using the graded vesting method over the options vesting period, which is generally four years. Prior to January 1, 2006, we followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and interpretations as permitted by SFAS 123. Under APB 25, Stock-based compensation expense was recorded based on stock option intrinsic value which was calculated as the difference between the stock option exercise price and the underlying stock’s market value on the date of grant. Under this method, when a stock option price equaled the market price of the underlying stock on the date of grant, no compensation expense is recognized. Since our 2004 initial public offering, all of our stock options were granted at the underlying market price of our stock.

The Black-Scholes model requires the use of highly subjective assumptions including the option’s expected life, risk free interest rate, dividend yield, and the price volatility of the underlying stock. The expected option life assumed for all current stock options was five years and was based on historical employee termination and option exercise rates. The risk free rates were based on U.S. Treasury yields for notes with comparable terms with our option life assumption. In addition, no dividend payouts were assumed to occur for the purposes of the fair market valuation. Lastly, the volatility assumption was based on a combination of historical volatilities of both our stock and benchmarked companies. The minimum value basis for pricing options was used for all grants made prior to Xenogen becoming a publicly traded company in July 2004.

For the three months ended March 31, 2006 and 2005, stock-based compensation expense was $331,000 and $46,000, respectively, and was reflected in our condensed consolidated statements of operations set forth in Item 1 of this report as follows:

	Three Months Ended March 31,
	2006	2005
Cost of revenue:
Product	$22	$(15)
Contract	55	(4)
License	11	(2)

Total cost of revenue	88	(21)
Research and development	33	(77)
Selling, general and administrative	210	144

TOTAL	$331	$46

The increase in stock-based compensation expense was largely the result of the adoption of SFAS 123(R) offset in part from the effect variable accounting treatment in 2005 on certain stock options issued in 2003 given stock market fluctuations since December 31, 2004 and the associated impact to those stock options’ intrinsic value.

The stock-based compensation expense in future years on options granted, but unvested as of March 31, 2006 is anticipated as follows.

Amount (in millions)
Deferred Compensation Amortization For the Year
April 1, 2006 – December 31, 2006	$0.6
2007	0.3
2008 and later years	0.1

TOTAL	$1.0

Liquidity and Capital Resources

As of March 31, 2006, we had cash, cash equivalents and investment balances of $18.3 million. We have not achieved profitability and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our research and development expenses and selling, general and administrative expenses will increase, and as a result, we will need to generate significantly greater revenue than we have to date to achieve profitability.

Until our initial public offering and 2005 equity financing, our operations were funded through the proceeds from the sale of preferred stock, revenue generation, and to a lesser extent, through equipment lease lines and bank lines of credit. As of March 31, 2006, we had outstanding balances under loan and lease agreements of $8.7 million, $8.0 million pursuant to a bank loan and $0.7 pursuant to equipment financing arrangements. On August 2, 2005, we restructured our loan and entered into an amended and restated loan facility with our primary lender and entered into a new loan facility with a another lender that collectively provides us with access to borrowings of up to $18 million, subject to borrowing base calculations and other terms and conditions. The new loan facility with our existing lender has a maturity date of August 2, 2007, and the amounts borrowed under the original credit agreement have been rolled into the new facility. This credit facility is secured by all our assets, excluding our intellectual property and equipment financed through our equipment financing arrangements. As of March 31, 2006, we were in compliance with the covenants and had $8.0 million outstanding under this loan agreement. We have not borrowed any money under the loan facility with the new lender.

On August 11, 2005, we entered into a Securities Purchase Agreement with certain institutional accredited investors who have acquired, in the aggregate, 5,154,640 shares of common stock, par value $0.001, at a price of $2.91 per share. The aggregate gross consideration received for the common stock was

$15,000,002. The investors also received warrants to purchase up to an additional 1,546,392 shares of our common stock. The warrants have a term of five years and are exercisable beginning six months after August 15, 2005 with an exercise price equal to $3.29 per share. The financing is described in more detail in Note 10 of the accompanying condensed consolidated financial statements set forth in Item 1 of this report.

Operating activities. Net cash used in operating activities for the first quarter of 2006 and 2005 was $1.4 million and $5.1 million, respectively. The primary use of cash during both periods was to fund our net loss, adjusted for non cash expenses and changes in operating assets and liabilities. During the first quarter of 2006, we improved our collections of accounts receivable, which contributed significantly to funding our net loss for the period. The receivable collections, however, were offset to some degree by inventory purchases and by payments made to suppliers. During the first quarter of 2005, an increase in inventory purchase and a decrease in advance sales booking (deferred revenue), offset in part by increased accounts receivables collections and other items, served to increase our net cash use for the period. Deferred revenue results primarily from invoicing customers for contracts and licenses for which revenue will be recognized over future periods.

Investing activities. Net cash used in investing activities for the first quarter 2006 was $1.3 million and was attributed essentially to leasehold improvements and purchases of equipment. During the first quarter of 2005, on the other hand, $39,000 was provided by investing activities. During the first quarter of 2005, proceeds from investment interest were offset in part by small capital purchases.

Financing activities. Net cash provided by financing activities during the first quarter of 2006 amounted to $ 0.3 million and was attributed to proceeds from the issuance of common stock resulting from the exercise of warrants and employee stock options, offset in part by payments made on our equipment financing obligations. During the first quarter of 2005, net cash used in financing activities amounted to $0.3 million and was attributed to payments made on our equipment financing obligations.

We expect material capital expenditures of approximately $3.25 million to be incurred over the next twelve months to support our sales growth and increase our imaging system manufacturing capacity. If our proposed merger with Caliper is consummated, it is possible that our manufacturing operations will be relocated from our Alameda, California facilities. If such relocation were to occur, our capital expenditures relating to imaging system manufacturing capacity would be affected.

We currently expect our proposed merger with Caliper to be completed late in the second quarter or early in the third quarter of 2006. The merger agreement has an outside termination date of August 31, 2006. We believe that our current cash, together with revenues from sales of IVIS imaging instruments in the second quarter, will be sufficient to funds our operations beyond the closing of the merger with Caliper. In the event the merger is not consummated, our existing working capital at March 31, 2006 may not be sufficient to meet our operating, working capital, investing and financing requirements for the next twelve months, and we will need to reevaluate our current plans and business operations and substantially reduce our operating expenses, raise additional capital or take other actions in order to continue as an independent company.

If we need to raise additional capital, we cannot be certain that any such financing will be available on acceptable terms, or at all. Additional equity financing, if available, would likely be dilutive to the holders of our common stock. Borrowings from our existing lenders or new lenders, if available, would increase our debt-maintenance expenses and compliance reporting requirements, and would likely involve restrictive covenants and a security interest in our assets.

If we need to raise additional capital and adequate funds are not available, we will have to take measures to further reduce our operating expenses, such as reducing headcount, delaying or canceling development or commercialization of our products and services, deferring the acquisition of complimentary products or licensing to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. Any of these results could harm our financial condition. If we need to but are not able to raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as an independent company.

Our contractual payment obligations have not materially changed since December 31, 2005.

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

We are exposed to fluctuations in interest rates under our amended and restated loan and security agreement with Silicon Valley Bank. At March 31, 2006, our outstanding borrowings under this agreement were $8 million at weighted interest rate basis of 8.9% for the first quarter of 2006. Under the agreement, interest is assessed at the bank’s prime rate plus 150 basis points on any outstanding borrowing. If the interest rate were to increase by 100 basis points, then our prevailing interest rate payment on the $8 million borrowings would be $80,000 on an annual basis.

We invest our excess cash in certificates of deposit, debt instruments of the U.S. government and its agencies and in high quality corporate issuers. Due to the short-term nature of these investments, we concluded that there was no material exposure to interest rate risk arising from our investments as of March 31, 2006.

Currently, the majority of our revenue is denominated in United States dollars. In some circumstances, we price certain international sales to participating European Community countries in Euros, to United Kingdom in British pounds sterling, to Switzerland in Swiss francs, to Canada in Canadian dollars, and to Sweden in Swedish krona. Increases in the value of the United States dollar against any local currencies could cause our products to become relatively more expensive to customers in a particular country or region, leading to reduced revenue or profitability in that country or region. As we continue to expand our international sales, we expect our non-United States dollar denominated revenue and our exposure to gains and losses on international currency transactions to increase. We currently do not engage in transactions to hedge against the risk of the currency fluctuation, but we may do so in the future. The amount of transactions denominated in a foreign currency amounted to approximately $3,170,000 for calendar year 2005 and $390,000 for the three month period ended March 31, 2006. We experienced a net foreign currency loss of approximately $75,000 and $27,000 for the year ended December 31, 2005 and for the three month period ended March 31, 2006, respectively.

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

(b) Changes in Internal Control over Financial Reporting. We reported a material weakness under Item 9A(b) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The material weakness identified was the failure of our financial reporting processes to timely accrue in the 2005 financial statements for a litigation settlement that we agreed to pay on March 3, 2006. We have addressed the material weakness by establishing additional monitoring controls over the accrual of payments associated with the settlement of litigations and other items. There were no additional changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

At March 31, 2006, we did not meet the definition of “accelerated filer,” as defined by Rule 12b-2 of the Exchange Act. Accordingly, if we meet the definition of “accelerated filer” as of June 30, 2006, we will be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from an independent registered public accounting firm until our Annual Report on Form 10-K for our fiscal year ending December 31, 2006. However, if we do not meet the definition of “accelerated filer” as of June 30, 2006, we will not be required by the Sarbanes-Oxley Act of 2002 to include an assessment of our internal control over financial reporting and attestation from an independent registered public accounting firm until our Annual Report on Form 10-K for our fiscal year ending December 31, 2007.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

We were named as a co-defendant in a lawsuit filed on August 9, 2001 in the Superior Court of California, County of San Diego, Case No. GIC 772297, by plaintiff AntiCancer. The complaint sought unspecified damages and contained five causes of action against us, all of which are based on alleged false statements regarding plaintiff and plaintiff’s technology, including trade libel, defamation, intentional interference with contract, intentional interference with prospective economic advantage and unfair competition. On March 30, 2006, we signed a Settlement Agreement and Mutual General Release with AntiCancer pursuant to which AntiCancer released us from all claims relating to this lawsuit and agreed to dismiss, with prejudice, the complaint filed with the court in exchange for a one-time, $1 million cash payment. We paid the $1 million to AntiCancer on April 3, 2006 and the complaint was dismissed on April 7, 2006. This settlement does not affect the patent infringement lawsuit described below.

On March 7, 2005, AntiCancer filed a lawsuit against us in the U.S. District Court for the Southern District of California alleging infringement of five patents of AntiCancer. The complaint seeks damages and injunctive relief against the alleged infringement. On March 29, 2005, AntiCancer amended its complaint to include an additional claim seeking a judgment that one of our imaging patents, 5,650,135, is invalid. On May 10, 2005, we filed our answer to AntiCancer’s amended complaint. We denied all of AntiCancer’s allegations and asserted various affirmative defenses, including our position that AntiCancer’s patents, including some of the patents cited in its complaint, and patent claims relating to in vivo imaging of fluorescence are invalid. We are vigorously defending ourselves against AntiCancer’s claims and believe AntiCancer’s complaint is without merit. Concurrent with filing our answer to AntiCancer’s complaint, we filed our own counterclaims against AntiCancer. Our counterclaims allege that AntiCancer infringes two of our U.S. patents, 5,650,135 and 6,649,143, both relating to in vivo imaging and with a priority date before AntiCancer’s patents cited in its amended complaint. Both parties seek injunctive relief and an unspecified amount of damages, including enhanced damages for willful infringement. We intend to vigorously pursue our claims against AntiCancer. The court has scheduled the Markman hearing for June 13, 2006 through June 15, 2006, and the trial is scheduled to begin is May 14, 2007.

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

Item 1A.	Risk Factors.

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

On February 10, 2006, we entered into a definitive Agreement and Plan of Merger with Caliper Life Sciences, Inc. and its subsidiary, Caliper Holdings, Inc., pursuant to which we will be merged with and into Caliper Holdings and become a wholly-owned subsidiary of Caliper. A copy of the merger agreement and other documents relating to the merger are attached as exhibits to the Current Report on Form 8-K that we filed with the Securities and Exchange Commission on February 16, 2006. Our Board of Directors has approved the merger and the merger agreement. On March 31, 2006, Caliper and Xenogen filed a registration statement on Form S-4 and a notice of special meeting of stockholders and definitive proxy statement for the special meeting of stockholders pursuant to which we will ask our stockholders to adopt and approve the merger agreement and the merger.

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

If the merger is not consummated, our existing working capital at March 31, 2006 may not be sufficient to meet our operating, working capital, investing and financing requirements for the next twelve months, and we will need to reevaluate our current plans and business operations and substantially reduce our operating expenses, raise additional capital or take other actions in order to continue as an independent company.

In addition, our customers may, in response to the announcement of the merger, delay or defer purchasing decisions. Any delay or deferral in purchasing decisions by our customers would have a material adverse effect on our business, regardless of whether or not the merger is ultimately completed.

Similarly, our current and prospective employees may experience uncertainty about their future role with Caliper until Caliper’s strategies with regard to us are announced or executed. This uncertainty may adversely affect our ability to attract and retain key management, marketing, technical, manufacturing, administrative, sales and other personnel. During the first quarter of 2006 through May 5, 2006, several of our employees have resigned or announced their resignation in part as a result of uncertainty relating to the merger.

We have a history of losses and an accumulated deficit of $191.9 million as of March 31, 2006, and we may never achieve profitability.

We have incurred significant net losses every year since our inception. We incurred losses of $20.5 million in 2003, $21.8 million in 2004, $18.6 million in 2005, and $5.6 million for the three month period ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of $191.9 million. To achieve profitability, we will need to generate and sustain substantially higher revenue than we have to date, while achieving reasonable costs and expense levels. We may not be able to generate enough revenue to achieve profitability. We may not achieve or maintain reasonable costs and expense levels. Even if we become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to achieve profitability within the timeframe expected by securities analysts or investors, the market price of our common stock will likely decline.

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

We have had a limited operating history and are at an early stage of commercialization. While we sold our first IVIS® Imaging Systems and entered into our first commercial license in 2000, we did not begin to sell our products and services in commercial quantities until 2002. Our in vivo biophotonic imaging technology is a relatively new technology that has not yet achieved widespread adoption. To date, we have generated revenues of $16.0 million in 2002, $20.1 million in 2003, $30.9 million in 2004, $39.7 million in 2005, and $8.7 million for the three month period ended March 31, 2006.

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

The following are among additional factors that could cause our operating results to fluctuate significantly from period to period:

•	changes in the demand for, and pricing of, our products and services;

•	the length of our sales cycles and buying patterns of our customers, which may cause a decrease in our operating results for a quarterly period;

•	the nature, pricing and timing of other products and services provided by us or our competitors;

•	changes in our long term custom animal production contracts and other renewable contracts, including licenses;

•	our ability to obtain key components for our imaging systems and manufacture and install them on a timely basis to meet demand;

•	changes in the research and development budgets of our customers;

•	customer reactions to the announcement of our pending merger with Caliper;

•	acquisition, licensing and other costs related to the expansion of our operations;

•	the timing of milestones, licensing and other payments under the terms of our license agreements, commercial agreements and agreements pursuant to which others license technology to us;

•	expenses related to our patent infringement litigation with AntiCancer and other litigation in which we may become involved; and

•	expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

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

We currently derive, and we expect to continue to derive, a large percentage of our total revenue from a relatively small number of customers. If any of these customers terminates or substantially diminishes its relationship with us, our revenue could decline significantly. Revenue concentration among our largest customers is as follows:

•	our ten largest customers accounted for approximately 50% of our revenue for the three month period ended March 31, 2006 and 32.8%, 41% and 53% of our revenue for the years ended December 31, 2005, 2004 and 2003, respectively; and

•	our largest and second largest customers accounted for approximately 16% and 5% of our revenue for the three month period ended March 31, 2006, 12% and 5% of our revenue for the year ended December 31, 2005, 16% and 7% of our revenue for the year ended December 31, 2004, and 21% and 11% of our revenue for the year ended December 31, 2003.

The loss of significant revenue from any of our significant customers could negatively impact our results of operations or limit our ability to execute our strategy.

We may not fully realize our revenue under long-term contracts, which could harm our business and result in higher losses than anticipated.

We have long-term contracts for custom animal production and/or phenotyping services with two customers that are renewed annually and are expected to generate future revenues. These two long-term contracts may not be renewed annually and may be terminated at any time during their terms. In addition, we may not be able to maintain our sublicensed rights under certain patents relating to these contracts. Termination of these contracts for any reason would result in the loss of significant revenue would negatively impact our results of operations or limit our ability to execute our strategy.

If we are unable to meet customer demand, it would adversely impact our financial results and restrict our sales growth.

To be successful, we must manufacture our IVIS Imaging Systems in substantial quantities at acceptable costs. If we do not succeed in manufacturing sufficient quantities of our imaging systems to meet customer demand, we could lose customers and fail to acquire new customers, if they choose a competitor’s product because our imaging system is not available. Increasing demand since the launch of our IVIS Imaging System has necessitated an increase in our manufacturing capacity. We believe our current manufacturing capacity in Alameda, California is sufficient to meet our current and forecasted demand through 2006, and we are in the planning stages for managing this capacity. We have also experienced a shift in what we believe is long-term customer demand towards our IVIS 200 systems and, more recently, our new IVIS Lumina systems, and we have altered our planned manufacturing to increase IVIS system output in an effort to meet this demand. Certain components of our IVIS 200 systems and IVIS 50 systems are specially manufactured by our single-source suppliers and supply of these parts to us requires adequate lead time that can result in production delays. If we experience unexpected shifts in customer demand that requires alterations to planned manufacturing, we may experience production delays that could restrict our sales growth. If, following the closing of the merger with Caliper, manufacturing of our IVIS systems is relocated away from our Alameda, California facility, any manufacturing delays or disruptions relating to the relocation could negatively impact our ability to meet customer demand. If we are unable to meet customer demand for IVIS Imaging Systems, it would adversely affect our financial results and restrict our sales growth.

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

We are highly dependent on the principal members of our management team, including David W. Carter, chairman of our board and chief executive officer, and Pamela R. Contag, Ph.D., our president. With the exception of Mr. Carter and Dr. Contag, we do not have any key person life insurance on such individuals. Additionally, while we have change of control severance arrangements in place for the principal members of our management team, as a practical matter, such arrangements may not ensure the employee’s retention. One member of our management team has resigned since the announcement of our pending merger with Caliper.

Our future success also will depend in part on the continued service of our key scientific, consulting and management personnel and our ability to identify hire and retain additional personnel. We experience intense competition for qualified personnel. We may be unable to attract and retain personnel necessary for the development of our business. Since the announcement of our pending merger with Caliper on February 13, 2006 through May 5, 2006, several of our employees, including certain scientific personnel, have resigned or announced their resignation. Moreover, a significant portion of our work force is located in the San Francisco Bay Area of California, where demand for personnel with the scientific and technical skills we seek is extremely high and is likely to remain high.

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

We currently have a limited number of people in our sales force engaged in the direct sale of our products, many of whom were added in 2004. Because our products are technical in nature, we believe that our sales and marketing staff must have scientific or technical expertise and experience and require they be trained in the instrumentation and reagents that they sell. Although we expanded our sales and marketing organization in 2004 and continued our expansion efforts in 2005, the number of employees with these skills is relatively small. Competition is intense and we may not be able to continue to attract and retain sufficient qualified people or grow and maintain an efficient and effective sales and marketing department. We have recently commenced a search for sales representatives in foreign markets that we serve directly. In several foreign countries and regions outside the U.S., including several countries in Europe and Asia, we sell our products and services primarily through third-party distributors. We are dependent upon the sales and marketing efforts of our third-party distributors in these international markets. These distributors may not commit the necessary resources to effectively market and sell our products and services. Further, they may not be successful in selling our products and services. Our financial condition would be harmed if we fail to build an adequate direct and indirect sales and marketing organization and our marketing and sales efforts are unsuccessful.

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

We own, or control through licenses, a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. AntiCancer, Inc. filed a lawsuit against us alleging infringement of five patents and requesting that the court declare invalid one of our primary patents covering methods of in vivo biophotonic imaging. For a description of our litigation with AntiCancer, see “Part II, Item 1. Legal Proceedings.”

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

We rely on licenses to use various technologies that are material to our business, including licenses, with sublicense rights, to in vivo imaging methods, licenses to the use of certain biologicals, and licenses to engineer and commercialize transgenic animals. We do not own the patents that underlie these licenses. Our rights to use these technologies and employ the inventions claimed in the licensed patents are subject to the negotiation of, continuation of and compliance with the terms of those licenses and the continued validity of these patents. In some cases, we do not control the prosecution or filing of the patents to which we hold licenses. Instead, we rely upon our licensors to prevent infringement of those patents. Under the GenPharm International, Inc. sublicense for certain gene targeting patents we use, GenPharm retains the sole right to enforce those patent rights against infringers. Under the Promega Corporation and The Regents of the University of California licenses for a patented form of firefly luciferase used in our LPTA animal models and certain of our Bioware, we do not have the right to enforce the patent, and neither licensor is obligated to do so on our behalf. Certain of our licenses contain diligence obligations, as well as provisions that allow the licensor to terminate the license upon specific conditions. Some of the licenses under which we have rights, such as our licenses from Stanford University and Ohio University, provide us with exclusive rights in specified fields, including the right to enforce the patents licensed to us from these two universities, but the scope of our rights under these and other licenses may become subject to dispute by our licensors or third parties. We are currently discussing with Stanford the scope of products that we sell which are subject to the royalty provisions of our Stanford license agreement. As a result of these discussions, we may amend the license agreement to change the royalties we pay to Stanford for future product sales. The amendment may also include the payment of back royalties to Stanford for products we have already sold. We have not discussed with Stanford the specific terms and conditions of an amendment or the amount of any back royalty payments nor has Stanford made a demand for a payment of a specific back royalty amount. Accordingly, we have not accrued for any such payments in our financial statements. If back royalties are owed to Stanford, we do not believe that they would exceed $393,000 for products sales through March 31, 2006. Any increase in the royalties we pay to Stanford would negatively impact our gross margins.

We occasionally may become subject to commercial disputes that could harm our business.

We may from time to time become engaged in commercial disputes such as claims by customers, employees, suppliers or other third parties. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. For example, on August 9, 2001,

AntiCancer, Inc. filed a lawsuit in the Superior Court of California, County of San Diego, against us and other third parties. In March 2006, we settled this lawsuit with AntiCancer. For a description of this settlement and our patent infringement litigation with AntiCancer, see “Part II, Item 1. Legal Proceedings.”

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

If our pending merger with Caliper is not consummated, we may need to raise additional capital to continue to grow our business and compete, which capital may not be available to us.

If our pending merger with Caliper is not consummated, our existing working capital at March 31, 2006 may not be sufficient to meet our operating, working capital, investing and financing requirements for the next twelve months, and we will need to reevaluate our current plans and business operations and substantially reduce our operating expenses, raise additional capital or take other actions in order to continue as an independent company. If we need to raise additional capital, we cannot be certain that any such financing will be available on acceptable terms, or at all. Additional equity financing, if available, would likely be dilutive to the holders of our common stock. Borrowings from our existing lenders or new lenders, if available, would increase our debt-maintenance expenses and compliance reporting requirements, and would likely involve restrictive covenants and a security interest in our assets.

If we need to raise additional capital and adequate funds are not available, we will have to take measures to further reduce our operating expenses, such as reducing headcount, delaying or canceling development or commercialization of our products and services, deferring the acquisition of complimentary products or licensing to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. Any of these results could harm our financial condition. If we need to but are not able to raise sufficient additional capital, it would adversely affect our ability to achieve our business objectives and to continue as an independent company.

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

Our principal competitors that use established technologies for in vivo biological assessment include Exelixis, Inc. and Lexicon Genetics Incorporated. Each of these companies uses animal models in the area of target validation in drug discovery and utilizes methods of assessment based upon knockout mice as well as other organisms such as fruit flies, worms and yeast. We face competition from several companies including Eastman Kodak Company, Berthold Detection Systems GmbH, Hamamatsu Photonics, Olympus Corporation, K.K. and Roper Scientific, Inc., that market systems that may be used to perform biophotonic imaging with the appropriate licenses. These companies are larger and have greater resources than Xenogen. There are also several privately-held companies that have recently begun to market systems that may be used to perform biophotonic imaging with the appropriate licenses. At any time, other companies may develop additional directly competitive products that could achieve greater market acceptance or render our products obsolete.

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

We have historically used stock options and other forms of equity-related compensation as key components of our total employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Effective January 1, 2006, we adopted FAS 123(R) approved by the Financial Accounting Standards Board that requires us to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, any of which could materially adversely affect our business.

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

The stock market has experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours with short operating histories and without consistent product revenues and earnings, have been highly volatile and may continue to be highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. Factors that could cause this volatility in the market price of our common stock include:

•	announcements of technological innovations or new products by our competitors;

•	announcements relating to our pending merger with Caliper;

•	developments or disputes concerning patents or proprietary rights, or of infringement, interference or other litigation against us or our licensors;

•	the timing and development of our products and services;

•	changes in our revenue due to contracts which are not renewed;

•	changes in pharmaceutical and biotechnology companies’ research and development expenditures;

•	announcements concerning our competitors, or the biotechnology or pharmaceutical industry in general;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions and issuance of new or changed research, reports or recommendations by industry or financial analysts about us or our business;

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates or recommendations by securities analysts, or termination of research coverage;

•	changes in accounting principles; and

•	the loss of any of our key scientific or management personnel.

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

On February 10, 2006, we entered into a merger agreement with Caliper and Caliper’s subsidiary, Caliper Holdings. Pursuant to the merger agreement, we will be merged with and into Caliper Holdings and become a wholly-owned subsidiary of Caliper. We publicly announced the signing of the merger agreement on February 13, 2006. From February 13, 2006 through May 1, 2006, the per share closing prices for our common stock as reported by Nasdaq was between $3.71 and $4.15. If the merger is not consummated, our stock price would likely decrease and would likely be highly volatile as it was prior to our announcement of the merger agreement.

We have begun a more extensive assessment of the adequacy of our internal control system, which will be costly and could result in the identification of deficiencies in our system of internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to include an annual report regarding our evaluation of our internal controls in the company’s annual report for the year ending December 31, 2006 if we are an “accelerated filer” as defined by Rule 12b-2 of the Securities and Exchange Act of 1934, as amended, as of June 30, 2006 or December 31, 2007 if we are not an “accelerated filer” as of June 30, 2006. In preparation for that management report, we will need to assess the adequacy of our internal controls, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We expect to utilize outside consultants to assist with this project, which will increase our selling, general and administrative costs in 2006 and 2007. We may also discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective, and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers, directors and stockholders affiliated with our directors beneficially own or control approximately 42 percent of the outstanding shares of our common stock as of May 1, 2006. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. In order to facilitate the consummation of the transactions contemplated by the merger agreement, Caliper entered into voting agreements dated February 10, 2006, with certain of our stockholders whereby the stockholders will vote (or cause to be voted) in person or by proxy all shares of Xenogen common stock held by them in favor of the adoption of the merger agreement and against any competing transaction, and against any other proposal properly put to a vote of our stockholders that would be reasonably likely to result in or cause a breach of Xenogen’s representations and warranties set forth in the merger agreement. The stockholders that signed the voting agreements beneficially own approximately 37 percent of our outstanding shares of common stock as of May 1, 2006 and include certain of our executive officers and directors and entities affiliates with them.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

We have used and intend to continue to use the proceeds from the offering for use in the operation and expansion of our business. Through March 31, 2006, we used the following net proceeds from the offering: $5.8 million for inventory purchases, $8.7 million for employee payroll, and $10.4 million for other corporate related expenses, including debt, facility costs, insurance premiums and supplies.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)	Exhibits.

Exhibit Number	Description
10.1†	Amendment, dated May 2, 2006, to Contract between Xenogen Biosciences Corporation and The National Institute of Environmental Health Sciences dated September 19, 2003

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2006.

XENOGEN CORPORATION

By:	/s/ DAVID W. CARTER
David W. Carter
Chairman of the Board and Chief Executive Officer

By:	/s/ WILLIAM A. ALBRIGHT, JR.
William A. Albright, Jr.
Senior Vice President, Finance and Operations, and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1†	Amendment, dated May 2, 2006, to Contract between Xenogen Biosciences Corporation and The National Institute of Environmental Health Sciences dated September 19, 2003

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment requested for portions of this exhibit.